Form 10QSB
period 2002-09-30
ST JOSEPH ENERGY INC
filed 2002-11-15
CIK 1177135

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________to_______________

Commission file number:  0-49936

                         St. Joseph Energy, Inc.
                ----------------------------------------------
                (Name of small business issuer in its charter)


     Colorado                                                CH 47-0844532
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

906 East 7th Street  Hastings, Nebraska                          68901
-----------------------------------------                      ----------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:  (402) 461-4957

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

                       Outstanding at September 30, 2002
                       ---------------------------------
                                    2,748,920
                         $.001 par value common stock

                              MARINA CAPITAL, INC.
                                  FORM 10-QSB

                               TABLE OF CONTENTS


                        PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements............................................... 1

ITEM 2. Management Discussion and Analysis of Financial Condition
        and Results of Operations.......................................... 2


                          PART II--OTHER INFORMATION

ITEM 1. Legal Proceedings.................................................. 3

ITEM 2. Changes in Securities and Use of Proceeds.......................... 3

ITEM 3. Defaults Upon Senior Securities.................................... 3

ITEM 4. Submission of Matters to a Vote of Security Holders................ 4

ITEM 5. Other Information.................................................. 4

ITEM 6. Exhibits and Reports on Form 8-K................................... 4

                        PART I--FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                           ST. JOSEPH ENERGY, INC.
                        (A Development Stage Company)

                        CONDENSED FINANCIAL STATEMENTS
                                  UNAUDITED



                                    INDEX

                                                                          Page
                                                                          ____

Unaudited Condensed Balance Sheets........................................ F-1
Unaudited Statements of Operations for the Three-month
    and Nine-months ended September 30, 2002 and 2001..................... F-2

 Unaudited Statements of Cash Flows for the Nine-months
     ended September 30, 2002 and 2001.................................... F-3

Notes to Unaudited Condensed Financial Statements......................... F-4

                           ST. JOSEPH ENERGY, INC.
                        (A Development Stage Company)
                           Condensed Balance Sheet
                                 (Unaudited)

                             September 30, 2002

                                    Assets

Current assets:
Cash............................................................. $   8,030
Inventory, at cost (Note 3)......................................     1,068
    Total current assets                                              9,098
                                                                   --------
Property and equipment, net......................................     5,492
                                                                   --------
                                                                  $  14,590
                                                                   ========


                     Liabilities and Shareholders' Equity

Current liabilities:

Accounts payable and accrued liabilities......................... $     750
                                                                   --------
     Total current liabilities...................................       750
                                                                   --------

Shareholders' equity (Note 5):
  Preferred stock................................................         -
  Common stock...................................................     2,749
  Additional paid-in capital.....................................   194,171
  Deficit accumulated during development stage...................  (183,080)
                                                                   --------
    Total shareholders' equity...................................    13,840
                                                                   --------
                                                                  $  14,590
                                                                   ========




           See accompanying notes to condensed financial statements

                           ST. JOSEPH ENERGY, INC.
                        (A Development Stage Company)
                           Statements of Operations

                                  (Unaudited)

                                                                                               March 19,
                                                                                                 1999
                                                                                              (Inception)
                                       Three Months Ended            Nine Months Ended          Through
                                          September 30,                September 30,         September 30,
                                       __________________          __________________
                                       2002          2001          2002          2001            2002
                                    __________     __________    __________    __________    __________

Operating expenses:
  Professional fees.................$    4,750     $       -    $    6,250     $     500    $   17,801
  Investment loss ..................         -       119,500             -       119,500       119,500
  Contributed rent (Note 2).........       600           600         1,800         1,800         8,400
  Compensation......................         -             -             -            58         1,358
  Office and shop supplies..........         -           211             -           657         2,445
  Depreciation......................       902           738         2,704         2,228         8,871
  Other.............................        14         8,073            32         8,703         9,205
                                    ----------     ---------    ----------     ---------     ---------

       Total operating expenses.....     6,266       129,122        10,786       133,446       167,580
                                    ----------     ---------    ----------     ---------     ---------


       Loss from operations.........    (6,266)     (129,122)      (10,786)     (133,446)     (167,580)

Interest expense....................         -             -             -             -       (15,500)
                                    ----------     ---------    ----------     ----------     ---------


       Loss before income taxes.....    (6,266)     (129,122)      (10,786)      (133,446)    (183,080)


Income tax provision (Note 4).......         -             -             -              -             -
                                    ----------     ---------    ----------     ----------     ---------

       Net loss.....................$   (6,266)    $(129,122)   $  (10,786)    $ (133,446)    $(183,080)
                                    ==========     =========    ==========     ==========     =========


Basic and diluted loss per share....$    (0.00)    $   (0.05)   $    (0.00)    $   (0.05)
                                    ==========     =========    ==========     =========

Weighted average common shares
  outstanding....................... 2,742,920     2,701,720     2,719,898     2,701,720
                                     =========     =========     =========     =========



           See accompanying notes to condensed financial statements


                           ST. JOSEPH ENERGY, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows

                                  (Unaudited)


                                                                              March 19,
                                                                                1999
                                                                             (Inception)
                                                     Nine Months Ended         Through
                                                       September 30,         September 30,
                                                       _____________
                                                      2002       2001           2002
                                                      ____       ____           ____
Cash flows from operating activities:
Net loss.......................................... $ (10,786)  $ (133,446)  $ (183,080)
Adjustments to reconcile net loss to
  net cash used by operating activities:

    Depreciation..................................     2,704        2,228        8,871
    Office space contributed by an
      officer (Note 2)............................     1,800        1,800        8,400
    Investment loss (Note 1)......................         -      119,500      119,500
Changes in operating assets and liabilities:
      Inventory...................................         -       (1,068)      (1,068)
      Accounts payable and accrued liabilities....       750            -          750
      Accrued liabilities eliminated in
        abandonment...............................         -            -       15,500
                                                    --------    ---------    ---------
           Net cash used in
             operating activities................. $  (5,532)  $  (10,986)  $  (31,127)
                                                    --------    ---------    ---------

Cash flows from investing activities:
Acquisition of property and equipment.............         -       (5,435)     (14,363)
Payments for mineral lease interests..............         -            -     (135,000)
                                                    --------    ---------    ---------
           Net cash used in
             investing activities.................         -       (5,435)    (149,363)
                                                    --------    ---------      -------

Cash flows from financing activities:
Proceeds from the sale of common stock (Note 5)...    11,800            -      189,230
Payments for offering costs.......................         -            -         (710)
                                                    --------    ---------    ---------
           Net cash provided by
             financing activities.................    11,800            -      188,520
                                                    --------    ---------    ---------
             Net change in cash...................     6,268      (16,421)       8,030

Cash, beginning of period.........................     1,762       23,559            -
                                                    --------    ---------    ---------
Cash, end of period............................... $   8,030   $    7,138   $    8,030
                                                    ========    =========    =========
Supplemental disclosure of cash flow
    information:
Income taxes...................................... $       -   $        -   $        -
                                                    ========    =========    =========
Interest.......................................... $       -   $        -   $        -
                                                    ========    =========    =========
Non-cash investing and financing activities:
Mineral lease interests acquires for debt......... $       -   $        -   $  200,000
                                                    ========    =========    =========


           See accompanying notes to condensed financial statements

                           ST. JOSEPH ENERGY, INC.
                        (A Development Stage Company)
              Notes to Unaudited Condensed Financial Statements


(1) Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the instructions for Form 10-QSB and the accounting policies in its Form 10-SB for the year ended December 31, 2001 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

(2) Related Party Transactions

An officer contributed office space to the Company for all periods presented. The office space was valued at $200 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent with a corresponding credit to contributed capital.

(3) Inventory

The Company's inventory consists of photograph prints and pottery supplies and is stated at the lower of cost or market. Cost is determined using the specific identification method. The Company had no movement in its inventory during the nine months ended September 30, 2002.

(4) Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the nine months ended September 30, 2002 resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

(5) Shareholders' Equity

During the nine months ended September 30, 2002, the Company sold 47,200 shares of its common stock for $.25 per share pursuant to the exemptions afforded by
Section 4(2) of the Securities Act of 1933, as amended. The Company received gross proceeds of $11,800. Following is a schedule of the changes in shareholders' equity for the nine months ended September 30, 2002:


                           ST. JOSEPH ENERGY, INC.
                        (A Development Stage Company)
              Notes to Unaudited Condensed Financial Statements


                                                                           Deficit
                                                                        Accumulated
                                                           Additional      During
                                         Common Stock       Paid-in      Development
                                         ____________
                                      Shares   Par Value    Capital        Stage         Total
                                      ______   _________    _______      _________      ________

Balance, January 1, 2002........... 2,701,720   $  2,702   $ 180,618   $  (172,294)   $   11,026
Sale of common stock
  $.25 per share...................    47,200         47      11,753             -        11,800
Office space contributed by
  an officer.......................         -          -       1,800             -         1,800
Net loss for the nine months
  ended September 30, 2002.........         -          -           -       (10,786)      (10,786)
                                    ---------    -------    --------    ----------     ---------
   Balance, September 30, 2002..... 2,748,920   $  2,749   $ 194,171   $  (183,080)   $   13,840
                                    =========    ========   ========    ==========     =========


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB. As described elsewhere in this Form 10-QSB, St. Joseph is a development stage company. As of the date of this registration Statement, St. Joseph is in the business of producing and selling pottery in/of all forms and does not have a current source of revenue at this time.

RESULTS OF OPERATION.

In 2000, we invested $335,000 in two oil and gas properties through an agreement with LDC Operating, Inc., an unrelated third party, who owned the working interests in the properties. We borrowed $200,000 from an individual and used a portion of the proceeds from a stock offering to make the investment. In August 2001, we assigned all of its rights in the properties to the lender in satisfaction of the $200,000 debt and wrote-off the investment as a total loss.

We do not expect any significant changes in the number of our employees within the next 12 months.

Revenues

We are considered as being a development stage company. As of the three month and nine month periods ended September 30, 2002, we did not generate any revenues as compared to generating no revenues for the three month and nine month periods ended September 30, 2001.

Operating Loss

As of the three month period ended September 30, 2002, we incurred a net loss before income taxes of $6,266 as compared to a net loss before income taxes of $129,122 for the three month period ended September 30, 2001. This represents a decrease in net operating losses of approximately 2,000%. The substantial decrease in the net loss was a result of our abandonment of our efforts in the oil and gas industry and a decrease in our general and administrative costs.

For the nine month period ending September 30, 2002, and the nine month period ending September 30, 2001, our net loss before income taxes of $10,786 and $133,446, respectively, representing an approximate 1,200% decrease in net losses before income taxes. This was a result of our abandonment of our oil and gas project and reverting back to our original business purpose; thereby, incurring minimal operating costs.

We have incurred cumulative losses from March 19, 1999 (date of inception) to September 30, 2002. At September 30, 2002, we had a cumulative deficit of $183,080. We will continue to incur losses during the foreseeable future and have yet to achieve any revenues with which to offset our operating expenses.
We will need additional working capital to develop our operations in our attempt to achieve profitability. As of the date of this report, we have no agreements or understandings with any third parties regarding additional capital, and we cannot guarantee that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our financial condition and results of operations. Additionally, for the period ended September 30, 2002, we had a total shareholders' equity of $13,840.

Income Taxes

We record our income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". We incurred net operating losses during the nine months ended September 30, 2002 resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Liquidity and Financial Resources

We had working capital of $8,348 at the period ended September 30, 2002. For the period ended September 30, 2002, cash used in operating activities was $5,532, as compared to $10,986 for the nine month period ended September 30, 2001. For the nine month period ended September 30, 2002, there was no cash used in or provided by investing activities as compared to using $5,435 for the nine month period ended September 30, 2001. For the nine month period ended September 30, 2002, financing activities provided $11,800 as compared to no cash being provided by or used in the nine month period ended September 30, 2001. As a result, net cash increased by $6,268 for the nine month period ended September 30, 2002, as compared to an decrease of $16,421 for the period ended September 30, 2001.

During the nine month period ended September 30, 2002, we sold 47,200 shares of its common stock for $.25 per share pursuant to the exemptions afforded by
Section 4(2) of the Securities Act of 1933, as amended. We received gross proceeds of $11,800.

For the next 12 months, we propose to satisfy our cash requirements by the generation of revenues through earned commissions. Additionally we propose to raise capital through the issuance of up to $50,000 of our $0.001 par value common stock by virtue of a private placement. We my also explore the potential of a public offering.


                         PART II -- OTHER INFORMATION

ITEM 1.  Legal Proceedings.

We have no legal proceedings in effect.

ITEM 2.  Changes in Securities and Use of Proceeds.

There have been no changes in securities during this reporting period.

ITEM 3.  Defaults Upon Senior Securities.

We incurred no defaults upon senior securities during this reporting period.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None

ITEM 5.	Other Information.

On September 24, 2002, the Company's Board of Directors appointed the following individuals as Directors to the Board.

Timothy Jon Walz. Mr. Walz worked as a free lance photographer with Videogrophor for a period of six years. Before that engagement, Mr. Walz worked at KOLN and KGIN, T.V. stations for a period of four years. Mr. Walz worked two and one-half years for Schranek's Video Production as the Production Manager and was responsible for video taping an assortment of events such as football games, weddings, etc. Mr. Walz graduated from Hastings Community College in 1985 located in Hastings, Nebraska.

Randal C. Gahm. Mr. Gahm from January of 1997 to the present has been employed as a Senior System Specialist, by the Nebraska Book Company in Lincoln, Nebraska, which owns and operates over 100 college text book stores across the U.S. Mr. Gahm is responsible for all of the technical work needed to open the book stores, which involves cabling, setting up the servers, and then configuring all of the workstations, cash registers, and printers to work on the network and then to provide any additional technical phone support. From March 1986 to January 1997, Mr. Gahm was employed by Wal-Mart as a department manager in sporting goods, pets, automotive, hardware and paints. In 1995, Mr. Gahm received a Diploma from Lincoln School of Commerce in Tour and Travel and in 1996, he received a Diploma from Lincoln School of Commerce in Technical Computer Services.

Greg Andersen. Mr. Andersen is currently self employed in the custom framing business. From November 2000 to June 2002, Mr. Andersen owned and managed a small Lincoln, Nebraska business called 6 Red Custom Framing & Sports Art, Inc. From December of 1992 to November 2000, Mr. Andersen was employed by Nebraska Bookstore where he supervised the Custom Framing Department. In 1991, Mr. Andersen received a Master of Arts in History from the University of Nebraska-Lincoln and in 1985, Mr. Andersen received a Bachelor of Arts in History from the University of New Mexico.

As of September 24, 2002, Mr. Frank H. Rodriguez resigned as a Director and Vice President of the Company. Mr. Rodriguez did not have any disagreements with the Company on any matter relating to Company's operations, policies or practices.

ITEM 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

(b) Form 8-K

There have been no reports filed on Form 8-K for the period.

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


St. Joseph Energy, Inc.
(Registrant)


/s/David O. Johnson
____________________
David O. Johnson
President



Date:	November 15, 2002

Exhibit "99.1"

                    CERTIFICATION OF PRINCIPAL EXECUTIVE,
       ACCOUNTING AND FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350


In connection with the Quarterly Report of St. Joseph Energy, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I David O. Johnson, President of the Company, hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/S/David O. Johnson
__________________
David O. Johnson
President
November 15, 2002

                    CERTIFICATION OF PRINCIPAL EXECUTIVE,
       ACCOUNTING AND FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350


In connection with the Quarterly Report of St. Joseph Energy, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Kenneth L. Johnson, Secretary/Treasurer of the Company, hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/Kenneth L. Johnson
__________________
Kenneth L. Johnson
Secretary/Treasurer
November 15, 2002