Form 10KSB
period 2002-12-31
ST JOSEPH ENERGY INC
filed 2003-04-15
CIK 1177135

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________

Commission file number: 0-49936

                           St. Joseph Energy, Inc.
                           ________________________
                (Name of small business issuer in its charter)


          Colorado                                              CH47-0844532
_______________________________                              _________________
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


906 East 7th Street, Hastings, Nebraska                         68901
_______________________________________                       _______________
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:      (402) 461-4957

Securities registered under Section 12(b) of the Act: 	None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value
                         ____________________________
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes    [X]                        No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.        [  ]

Issuer's revenues for its most recent fiscal year: $0

Aggregate market value of voting stock held by non-affiliates of the issuer as of: 12/31/02: $0

Number of shares of common stock, $.001 par value, outstanding on 12/31/02 was 2,748,920

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format:  Yes   [   ]     No   [ X ]

                           St. Joseph Energy, Inc.

                                 FORM 10-KSB
                              TABLE OF CONTENTS

                                    PART I
                                                                   PAGE

ITEM 1.  DESCRIPTION OF BUSINESS                                     1

ITEM 2.  DESCRIPTION OF PROPERTY                                     7

ITEM 3.  LEGAL PROCEEDINGS                                           7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         7

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS    7

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATIONS                                       7

ITEM 7.  FINANCIAL STATEMENTS                                        9

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                      9

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
         AND CONTROL PERSONS; COMPLIANCE WITH SECTION
         16(a) OF THE EXCHANGE ACT                                  10

ITEM 10. EXECUTIVE COMPENSATION                                     12

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT                                      12

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             13

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                           14

ITEM 14.  CONTROLS AND PROCEDURES                                   14

                                    PART I

Item 1.  DESCRIPTION OF BUSINESS

This report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. St. Joseph Energy, Inc.'s actual results may differ significantly from the results discussed in the forward-looking statements.

Forward-Looking Information-General

St. Joseph Energy, Inc. ("St. Joseph" or the "Company") cautions readers that certain important factors (including without limitation those set forth in this Form 10-KSB) may affect St. Joseph's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-KSB registration statements, or that are otherwise made by or on behalf of St. Joseph. For this purpose, any statement contained in the Registration Statement that are not statements of historical fact, may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative other variations therefor comparable terminology, are intended to identify forward-looking statements.


Business
________

(a)  Business Development

St. Joseph Energy, Inc. ("St. Joseph" or the "Company") was organized as a Colorado Corporation on March 19, 1999, as Pottery Connection, Inc. On March 19, 2001, St. Joseph changed its corporate name from Pottery Connection, Inc. to St. Joseph Energy, Inc. in anticipation of changing its business purpose to the exploration and development of oil and gas properties. However, after the unsuccessful investment in two oil wells located in the State of Louisiana, St. Joseph elected to abandon that endeavor and return to its original business purpose.

St. Joseph conveyed its oil and gas working interests to a third party, a shareholder of the Company, in exchange for debt, which was an "as is" conveyance. St. Joseph has no reason to believe or has any knowledge of any anticipated liability from any lingering environmental issue or other liability from the oil and gas exploits in the State of Louisiana.

While St. Joseph has been in existence three (3) years and four (4) months, St. Joseph is still considered a development stage company, since it has not, as yet, generated any revenues.

(b)  Business of St. Joseph

St. Joseph was originally organized to produce and sell pottery of all form, as well as, publish and sell, on both a wholesale and retail basis; (i) limited edition fine art lithographs, serigraphs, bas-reliefs, sculptures, aquatints and etchings; (ii) oil and acrylic paintings and other original works of art; and
(iii) posters, and limited editions of other pottery artifacts. St. Joseph has determined to establish itself in a niche market, by developing a gallery on the Internet ("gallery on the web"), which will be a web site to facilitate online retail sales. St. Joseph at this time does not own and proposes to not establish art galleries at physical locations and all sales will take place through its web site. St. Joseph's has not generated any sales through its proposed web site, which is currently under construction. The domain name of, www.gallerysaintjoseph.com, has been reserved by the Company.

The web site will provide the art consumer with a "one-step" shopping outlet. St. Joseph's web site will permit unknown, but emerging artists an opportunity to submit, show and sell their art to a worldwide market. St. Joseph's web site will provide information and background about the artists. The dimensions, color, medium and genre of art will be provided along with a digital photograph of the artist's work. The size, color, medium and genre of art will have its own category. We believe that these depictions will develop a useful commercial source of art for designers and architects who need to know the dimensions and/
or color of certain art works for specific design applications.   The web site
will include biographical information about each artist and his art.

St. Joseph will enter the industry of selling artwork, only on a consignment basis, from artists and owners through its web site. Orders will be placed through the web site which will set forth the purchase price of the artwork, and the packaging, and the cost of ground transportation in the continental United States. Payment will be made through www.paypal.com by way of credit card or electronic check and disbursed to the artist at sixty (60%) and shipping and handling, less the pro rata charges imposed by www.paypal.com.

St. Joseph will generate its revenues through consignment fees generated by the sale of art that is sold through its web site. St Joseph is in the process of entering into User Agreements with local artists for the sale of their art through St. Joseph's proposed web site. St Joseph has entered into an exclusive agreement with Mr. David Johnson, the president of the Company, to sell his artwork through the St. Joseph web site. Mr. David Johnson will also be a principal supplier of pottery, artwork and prints to the Company.

Marketing

St. Joseph's sales plan is based on the premise that there is a frustration with the primary channels of purchasing art, since the industry is still primarily a cottage industry. St. Joseph's strategy is to provide an outlet to unknown artists, that do not have access to traditional outlets in which to market their art and at the same time become known to art collectors and the public alike.

Mr. David Johnson, an artist and the President of St. Joseph, has consulted with many of his peers in the art industry and has determined that there are a number of artists who are not yet established and who have not created an individual sales organization or a following of art collectors. This is the case, not only in the United States, but worldwide. There are many artists who may be recognized locally, but do not have access to nationwide, worldwide, or even markets beyond their local area. The worldwide web site, which St. Joseph is in the process of constructing, will provide this needed outlet.

The St. Joseph web site creates not only great opportunities, but also many risks. There are low barriers of entry, which will encourage competitors to replicate the Company's e-commerce web site. St. Joseph recognizes this competition and proposes to preserve its web site identity by offering non-technical benefits that are difficult to replicate by providing a high level of service, since service that exceeds consumer expectations will always be appreciated by the artist and the art collector alike.

St. Joseph proposes to market its web site through art magazines, such as Ceramic News, American Art Journal, Artwork, International Journal of Art Management and Print Quarterly, to mention a few. However, marketing efforts will be at a minimal, until the Company generates sufficient cash flows to justify an increased expenditure in this area. St. Joseph will send out advertising material regarding their services to art colleges and art students, describing the benefits of selling their art through St. Joseph's web site.
Mr. David Johnson also proposes to attend regional, state and local art exhibits where he will distribute flyers describing St. Joseph's web site.

Competition

St. Joseph's Internet business will compete in a market that is highly competitive and expects competition to intensify with a variety of entities, both on the Internet and from small and large traditional galleries. There are competitors that have already established a presence on the Internet and have begun to establish a consumer base. These competitors have identified a large number of artists, many of whom are already out in the industry, that use St. Joseph's competitors' web sites. St. Joseph's Internet competitors include Artselect, NextMonet, Barewalls, Guild.com, and others who may be entering the field. There are also traditional competitors that include national galleries, such as Deck the Walls and WentWorth Galleries as well as a variety of regional and local galleries. All of these entities have been in business for a longer period of time than St. Joseph, have greater financial reserves, have established marketing relationships and have secured greater presence in distribution channels. Many of these entities may also commence or expand their presence on the Internet. St. Joseph is of the opinion that there are a number of smaller enterprises that are focusing significant resources on developing web sites to market and sell artwork on the Internet that will compete directly with St. Joseph's web site.

Art Market Analysis

In the world of fine arts, the traditional means to buy and sell art has been through art galleries, print shops and art publishing catalogs. The start on a nontraditional path was to begin with the display art for sale in public places such as restaurants, airports and libraries for potential purchasers. Only recently have art dealers and art buyers discovered the Internet as a viable marketing tool. The Internet has been characterized as a phenomenon that has rapidly changed traditional business strategies and marketing methods.(1) Organizations use the Internet for a variety of marketing purposes, such as communicating with customers, selling products and services, disseminating information and providing a network function.(2) Business use of the Internet will continue to grow, as 77 percent of 250 Internet and e-business executives, surveyed in 2001 by Internet-week, said their companies' Internet spending would
increase by 40 percent in 2001.(3)   Furthermore, consumer usage of the Internet
is increasing as a number of active Internet users will rise to 640.2 million, or 14 percent of the world's population, by 2004.(4) According to the online retailers association, shoppers spent $51.3 billion online in 2001, up 21 percent from the year before. In 2002, consumer spending was expected to increase 41 percent to $72.1 billion.

To date, fine art dealers establishing themselves with a virtual presence, have been modest and technology driven.(5)(6) Recent changes have made here-to-fore unaffordable technologies available at reasonable prices (digital photography, broadband access, Web-page software, etc.). However, advances in personal computers, fiber links and improved multi-casting protocols have placed these technologies well within an affordable cost structure, making the Internet more accessible for fine art marketing. Museums and galleries are repositioning themselves on the Internet.(7) Today, there are more than 20,000 sites showcasing art online.(8) Consumers, dealers and artists are beginning to make markets through this enhanced new marketing tool.

David Cousin, founder of Cousin & Co., an American consultant, who is devoted to the economics of art, estimates the annual value of the global art and antiquities business at up to $17 billion with continuing strong growth.

There are basically three distinct business segments, which have emerged in the professional fine arts market: artists, interior designers and organizational buyers.(9) Each possesses a special interest in the nature of fine art marketing as the marketing needs of each group may differ from traditional end-user consumers.(10) Online fine art markets evolve as artists and buyers find mutually acceptable domains for the marketing artwork. Therefore, a long-term success of art marketers is likely to remain partially dependent upon understanding of the online needs of each major segment. Certain needs of these divergent groups may challenge marketers, since online fine art marketing research has, thus far, been oriented towards an end-user consumer market.

Artists

The growth in online galleries has the potential to reshape the manner in which artists reach consumers. Artists may find new opportunities in Internet-based markets. Approximately 82 percent of artists have been approached about putting art on the Internet and 42 percent planned eventually to sell on the Internet.(11) At this stage of the e-commerce industry, artists may stand to win the most, if he or she can find suitable on-line venues, he or she could reach millions of people and spend little or no money to do so.(12) Even with these potential benefits, some artists are still suspicious of the Internet as a business medium.

Interior Designers

There has been a significant growth in the number of Web sites devoted to selling fine art within the past two to three years. The current segmentation and targeting approaches; however, are much less clear. For example there are over 60,000 professional interior designers in USA, accounting for about 12-16 percent of art sales, making them a meaningful market segment of fine art dealers. Interior designers are repeat buyers, require broader array of selection and have strong technical skills. Typically, they represent commercial, residential or organizational art consumers who looked to their professionalism to simplify and complement the buying process. The interior designers often incorporate the purchase of new art into a larger design project; making time and selection key elements in the profitability of the overall project. The unique intermediary buyer behavior associated with interior designers makes them attractive, yet matchless purchasers of fine art. As buyers, and sometimes resellers of fine art, they are a distinctive group that brings buyer and seller together, but research into this specific fine art buying segment, relative to Internet marketing, is incomplete.

Organizational Buyers

Companies such as Citigroup, Itochu, Mitsubishi, Royal Dutch/Shell, Sumitomo and many others, consider art an important aspect of their business operations and devote considerable resources to the accumulation of fine art works for their organizations. Thus, these organizations designate people to have the responsibility for buying and building these corporate art collections. Organizational buyers also account for a disproportionate volume of the overall art market through high-priced purchases.(13) These buyers are employed by institutions with the sole dedicated responsibility of finding and securing art works that will enhance the value of the organization. This group often purchases art in either high-volume (i.e. hotel chains or bank branches) or high-quality (i.e. Institutional collectors or investors). Organizational buyers are also repeat buyers with extensive training in the appraisal of artwork. They spend immoderate amounts of time seeking purchase value. As the buying representative for larger organizations, information and market knowledge become keys to success. This unrivaled market segment may find significant merit and informational advantages of the Internet, yet little is known about the Internet purchase patterns of this segment of the fine art market.

It is generally accepted that artists are a notoriously eclectic group, and very often either unaware or indifferent regarding business principles or practices in their respective fields; however, they are always searching for fiscal sustainability and financial gain. Interior designers and organizational buyers are a small group representing a large number of potential art purchasers and possess repeat purchase behavior, which are all enchanting characteristics for the Internet market segment.

St. Joseph's objective and business strategy is to (1) seek out artists who are interested in using the internet as a means of selling their artwork and the value of their artwork is effective towards generating profitability for the Company and; (2) market its web site to the desired business segments such as interior designers and organizational buyers.

REFERENCES

1. Hoffman, D. L., Novak, T. P. (1996) `Marketing in hypermedia computer-mediated environments: conceptual foundations', Journal of Marketing, July, No. 60, pp. 50-68.
2. Hofacker, C. E (2001) `Internet marketing', 3rd edn, John Wiley & Sons, New York.
3. Violino, B. (2001) 'E-biz spending still soaring', [1 screen], Internet Week. Available from: http://www.internetweek.com/newslead0l/leadO11901.htm. Accessed 9th May 2001.
4. Enos, L. (2000) `Report: b2b still driving e-commerce', [1 screen], E-Commerce Times. Available from: http://www.ecommercetimes.com/perl/story/5961.html. Accessed 2nd February 2001.
5. Bamberger, A. (2000) `Art websites that work', [1 screen]. Available from: http://www.artbusiness.com/art.htm. Accessed 14th October 2000.
6. Plotnikoff, D. (1999) `Buying fine art on the web is a work in the making', [1 screen]. Available from: http://www. freep.com/tech/qtchg2l.htm.
    Accessed 29th August 1999.
7. Taylor, J. H" Ryan, J. (1995) `Museums and galleries on the internet', Internet Research: Electronic Networking Applications and Policy, Vol. 25, No. 1, pp. 80-88.
8. Sullivan, M. (2000) `Will the web emancipate artists from their bondage to dealers?' Forbes, May 22, p. 36.
9. Clarke, L, Flaherty, T. B. (2000) `Marketing free art on the internet', in Wilson, J. W, (ed.) `Marketing in the Century Ahead. Proceedings of the Atlantic Marketing Association', 11-14th October, Charleston, South Carolina, p. 61-68.
10. Irvine Clarke III and Theresa B. Flaherty
11. Maher, C. (1999) `New technology for artists at Comdex', [1 screen]. Available from: http://www lx.com/advisor/ maher27.htm. Accessed 29th July 1999.
12. Feliciano, K. (1995) `Virtual galleries, real opportunities', American Artist, Oct, p. 62.
13. `Finance and economics: the colour of money', The Economist, Oct 9, p. 94.

Exploration and Development Expenditures

St. Joseph, formerly known as "Pottery Connection, Inc.", entered into a Memorandum Agreement with LDC Operating, Inc. ("LDC") regarding the Lyons Leases in the South Thornwell field of Jefferson Davis Parish, Louisiana and Red River Parish, Louisiana on November 2, 2000. LDC represented to St. Joseph that it owned 100% of the working interest, with a landowner royalty of 25%, in the Lyons leases comprising approximately 1,088 surface acres in the South Thornwell field. LDC also represented that it owned 100% of the working interest in the Red River Bull Bayou leases comprising of approximately 7,000 acres, with a landowner royalty of 25%, and that there were no outstanding liens or encumbrances on the property.

Additionally, LDC represented that it was actively at work on the Mesa Lyons #1 Well to attempt to re-complete the well in the Camerina Sands from greater than 12,000 feet.

LDC required immediate funds in the sum of $200,000 to finish the re-completion of the Mesa Lyons #1 Well.

St. Joseph agreed to provide $200,000 to complete the re-completion of the Mesa Lyons #1 Well. In consideration for the $200,000, LDC agreed to assign a 30% working interest in the entire lease of the South Thornwell field to St. Joseph. LDC further agreed to assign 100% of the working interest in the entire lease of the 7,000 surface acres in the Red River Bull Bayou field in the Red River Parish, Louisiana. In addition, LDC agreed to preferential payments equal to the partners, which are non-consent on the Lyons #1 Well until such time as the $200,000 was repaid to St. Joseph.

St. Joseph borrowed the $200,000 from an individual, Mr. Clark Addison, by virtue of an unsecured promissory note dated November 2, 2000. The unsecured note was for a period of one year, at an interest rate of 10% per annum. Mr. Clark Addison forgave this unsecured note plus interest, when St. Joseph conveyed to him all of its rights, title and interest in the working interest in the Louisiana oil and gas wells.

St. Joseph infused $200,000 into the oil and gas wells from the proceeds of an unsecured promissory note entered into with Mr. Clark Addison, a shareholder of the Company, and an additional $135,000 from the proceeds received through Subscription Agreements pursuant to Section 4(2) of the Securities Act of 1933, as amended. St. Joseph raised $25,365 through a Private Placement Memorandum pursuant to Sections 3(b), and 4(2) of the Securities Act of 1933 and Rule 504 of Regulation D, promulgated under the Securities Act of 1933, as amended and an additional $150,000 from three individuals pursuant to Section 4(2) of the Securities Act of 1933, as amended. Thus, apart from the $200,000 that was applied to the oil and gas wells, St. Joseph applied an additional $135,000 from its two offerings bringing to a total of $335,000 that was infused into the Louisiana project.

Employees
_________

St. Joseph currently has no employees and does not contemplate hiring any employees until management believes it is necessary.

Patents and Trademarks
______________________

St. Joseph does not own, either legally or beneficially, any patent or trademark.

Item 2.  DESCRIPTION OF PROPERTY

St. Joseph presently owns no properties. Mr. David Johnson, an officer and director of St. Joseph, provides office space and telephone at no cost to St. Joseph.

Item 3.  LEGAL PROCEEDINGS

There are no lawsuits filed against St. Joseph or pending as of December 31, 2002.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted during the fourth quarter of the fiscal year ended December 31, 2002 covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


                                   PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for St. Joseph's Common Stock. St. Joseph intends to apply to have its Common Stock traded on the OTC Bulletin Board upon effectiveness of its Form 10-SB registration statement. No assurance can be given that such application will be approved, and if approved, that an active trading market for the Common Stock will materialize or be maintained.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of Common Stock.

As of the date hereof, there are 2,748,920 shares of Common stock that could be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, and St. Joseph has not agreed to register any shares of Common Stock under the Securities Act of 1933, as amended, for sale by security holders. None of the holders of St. Joseph's common shares have any right to require St. Joseph to register its common shares pursuant to the Securities Act of 1933, as amended.

Stockholders - As of the date of this registration statement, there are 105 stockholders of record of St. Joseph's Common Stock.

Dividends - St. Joseph has not declared any cash dividends since inception.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB. As described elsewhere in this Form 10-KSB, St. Joseph is a development stage company. As of the date of this Annual Report, St. Joseph had the following projects under various degrees development.

RESULTS OF OPERATION.

The Company was originally organized to produce and sell pottery in all forms, as well as publish and sell other types of artwork including lithographs, sculptures and paintings. However, in 2000, the Company invested $335,000 in two oil and gas properties through an agreement with LDC Operating, Inc., an unrelated third party, who owned the working interests in the properties. The Company borrowed $200,000 from an individual and used a portion of the proceeds from its stock offering to make the investment. In August 2001, the Company assigned all of its rights in the properties to the lender in satisfaction of the $200,000 debt and wrote-off the remaining investment as a total loss. The loss on the investment, which was charged to operations, totaled $119,500. Thereafter, the Company returned to its original business plan.

St. Joseph does not expect any significant changes in the number of its employees within the next 12 months.

Revenues

As of the year ended December 31, 2002, St. Joseph did not generate any revenues as compared to generating no revenues for the year ended December 31, 2001.


St. Joseph incurred a decrease of approximately 70% in total operating expenses for the year ended December 31, 2002, as compared to the year ended December 31, 2001. Total operating expenses were $43,341 and $140,161, respectively. The substantial decrease in total operating expenses was due to the write-off of an investment loss in 2001, of a failed effort in the rework of two oil and gas wells in the State of Louisiana and St. Joseph incurred no substantial expenses in 2002, other than professional fees of $36,900.

Operating Loss

As of the year ended December 31, 2002, St. Joseph incurred a net loss before income taxes of $43,341 as compared to a net loss before income taxes of $152,328 for the year ended December 31, 2001. This represents a decrease in net operating losses of approximately 72%. The substantial decrease in the net loss was a result of St. Joseph incurring no substantial operating expenses other than the costs related to professional fees.

As at December 31, 2002, St. Joseph had accounts payable of $29,500, related to professional fees incurred for the preparation of its Private Placement Memorandum.

St. Joseph has an accumulated deficit from March 19, 1999 (date of inception) to December 31, 2002 of $215,635. Additionally, for the year ended December 31, 2002, St. Joseph's had a total shareholders' equity of $11,385.

Income Taxes

At December 31, 2002, the Company's current tax benefit consisted of a net tax asset of $56,821, due to operating loss carryforwards of $206,635, which was fully allowed for, in the valuation allowance of $56,821. The valuation allowance results in deferred tax expense, which offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2002 and 2001 were $7,752 and $45,956, respectively. Net operating loss carryforwards will expire through 2022.

Liquidity and Financial Resources

St. Joseph had negative working capital of $22,706 at December 31, 2002, compared to working capital of $2,830 at December 31, 2001. For the fiscal year ended December 31, 2002, negative cash used in operating activities was $7,836, as compared to negative cash of $16,362 for the fiscal year ended December 31, 2001. For the fiscal year ended December 31, 2002, there was no cash used in investing activities as compared to using negative cash of $5,435 for the fiscal year ended December 31, 2001. For the fiscal year ended December 31, 2002, financing activities provided $11,800 as compared to no cash for the year ended December 31, 2001. Net cash increased by $3,964 for the fiscal year ended December 31, 2002 as compared to a decrease of $21,797 for the fiscal year ended December 31, 2001.

For the fiscal years ended December 31, 2000, through December 31, 2002, St. Joseph raised $161,800 through the issuance of 647,200 shares of its $.001 par value common stock, as follows:

During November and December of 2000, St. Joseph sold an additional 600,000 shares of its common stock for $.25 per share pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended. St. Joseph received gross proceeds of $150,000.

During June 2002, St. Joseph sold an additional 40,000 shares of its common stock for $.25 per share pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended. St. Joseph received gross proceeds of $10,000.

In addition, during September, 2002, St. Joseph sold an additional 7,200 shares of its common stock for $.25 per share, pursuant to the exemptions afforded by
Section 4(2) of the Securities Act of 1933, as amended. St. Joseph received gross proceeds of $1,800.

For the next 12 months, St. Joseph proposes to satisfy its cash requirements by the generation of revenues through earned commissions. Additionally, St. Joseph proposes to raise capital through the issuance of up to $50,000 of its $0.001 par value common stock by virtue of a private placement. St. Joseph my also explore the potential of a public offering.

Item 7.  FINANCIAL STATEMENTS

See Index to Financial Statements on page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

St. Joseph has had no changes in or disagreements with its accountants since its inception on March 19, 1999, through December 31, 2002.

                                   PART III

Item 9. DIRECTORS, EXECUTIVE OFFIECRS, PROMOTERS AND CONTOL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following information sets forth the names of the directors, executive officers, promoters control persons of St. Joseph, their present positions with St. Joseph, and their biographical information.

Directors and Officers

The Directors and Officers of St. Joseph are as follows:

Name                            Age       Position
----                            ---       --------

Dave O. Johnson(1)              24        Director, President
Kenneth L. Johnson(1)(2)        43        Director Secretary/Treasurer
Timothy Jon Walz                42        Director
Randal C. Gahm                  43        Director
Greg Andersen                   39        Director

(1) These persons may be deemed "promoters" of St. Joseph as that term is defined as any person who, acting alone or in conjunction with one or more other persons, directly or indirectly takes initiative in founding and organizing the business or enterprise of an issuer; pursuant to Regulation S-X of the Securities Act of 1933, as amended.
(2) Mr. Kenneth L. Johnson is the uncle of David O. Johnson

All Directors of St. Joseph will hold office until the next annual meeting of shareholders of St. Joseph or until their successors are duly elected and qualified.

The Officers of St. Joseph are elected by the Board of Directors at the first meeting after each annual meeting of St. Joseph's shareholders, and hold office until their death, or until they shall resign or have been removed.

Officers and Directors

DAVID O. JOHNSON-DIRECTOR/PRESIDENT. Mr. Johnson has been a Director and President of St. Joseph since the inception of the company. Mr. Johnson has created art and has displayed his work at numerous art shows in the local area and continues to participate in art shows. Mr. Johnson graduated from Hastings College in Hastings, Nebraska in May of 2001 with a Bachelor of Arts Degree in Studio Art and a Minor in Art History. Mr. Johnson graduated with distinction and was the recipient of the distinguished William Hicks Art Scholarship to study in Paris, France. Mr. Johnson was also awarded a Brigade Coin, one of the highest honors the military awards during training, for his creativity in designing and painting a mural representing a his company's mascot. Mr. Johnson is a member of the United States Army Reserve.

KENNETH L. JOHNSON-DIRECTOR/SECRETARY/TREASURER. Mr. Johnson has been a Director and Secretary/Treasurer since April 5, 2000. Mr. Johnson has been employed with the Nebraska Book Company in Lincoln, Nebraska as its Customer Service Representative since 1997. From 1993 to 1997, Mr. Johnson was the Vice President of Founders Book Stores in Bennet, Nebraska. Mr. Johnson graduated from Hastings College in Hastings, Nebraska with a Bachelor of Arts in Business Administration in 1985.

TIMOTHY JON WALZ-DIRECTOR. Mr. Walz has been a Director since September 21, 2002. Mr. Walz worked as a free lance photographer with Videogrophor for a period of six years. Before that engagement, Mr. Walz worked at KOLN and KGIN, T.V. stations for a period of four years. Mr. Walz worked two and one-half years for Schranek's Video Production as the Production Manager and was responsible for video taping an assortment of events such as football games, weddings, etc. Mr. Walz graduated from Hastings Community College in 1985 located in Hastings, Nebraska.

RANDAL C. GAHM-DIRECTOR. Mr. Gahm has been a Director since September 21, 2002. Mr. Gahm from January of 1997 to the present has been employed as a Senior System Specialist, by the Nebraska Book Company in Lincoln, Nebraska, which owns and operates over 100 college text book stores across the U.S. Mr. Gahm is responsible for all of the technical work needed to open the book stores, which involves cabling, setting up the servers, and then configuring all of the workstations, cash registers, and printers to work on the network and then to provide any additional technical phone support. From March 1986 to January 1997, Mr. Gahm was employed by Wal-Mart as a department manager in sporting goods, pets, automotive, hardware and paints. In 1995, Mr. Gahm received a Diploma from Lincoln School of Commerce in Tour and Travel and in 1996, he received a Diploma from Lincoln School of Commerce in Technical Computer Services.

GREG ANDERSEN-DIRECTOR. Mr. Andersen has been a Director since September 21, 2002. Mr. Andersen is currently self employed in the custom framing business. From November 2000 to June 2002, Mr. Andersen owned and managed a small Lincoln, Nebraska business called 6 Red Custom Framing & Sports Art, Inc. From December of 1992 to November 2000, Mr. Andersen was employed by Nebraska Bookstore where he supervised the Custom Framing Department. In 1991, Mr. Andersen received a Master of Arts in History from the University of Nebraska-Lincoln and in 1985, Mr. Andersen received a Bachelor of Arts in History from the University of New Mexico.

No executive compensation is contemplated as salaries. However, executives will be compensated at normal industry rates for specific services preformed for St. Joseph. However, St. Joseph does not contemplate any specific services that will be rendered by its officers and directors and thus, there is no written agreement.

Compliance with Section 16(a) of the Securities Exchange Act of 1934 Section 16(a) of the Securities Exchange Act of 1934 requires our Company's officers and directors, and persons who own more than 10% of a registered class of our Company's equity securities, to file reports of ownership and changes in ownership with respect to the securities of our Company with the SEC and to furnish copies of these reports to our Company. St. Joseph believes that during fiscal year 2002, none of its officers and Directors have filed the required forms. The required filings inadvertently were not filed but will be filed as soon as possible.

St. Joseph is still in the development stage and has not, as yet, generated any revenues and therefore has not yet established an audit, compensation, or executive committee.

Promoters

A Promoter, as defined in Regulation S-X of the Securities and Exchange Act of 1933, as amended, may be:

1. Any person who, acting alone or in conjunction with one or more other persons, directly or indirectly takes initiative in founding and organizing the business or enterprise of an issuer;

2. Any person who, in connection with the founding and organizing of the business or enterprise of an issuer, directly or indirectly receives in consideration of services or property, or both services and property, 10 percent or more of any class of securities of the issuer or 10 percent or more of the proceeds from the sale of any class of securities. However, a person who receives such securities or proceeds either solely as underwriting commissions or solely in consideration of property shall not be deemed a promoter within the meaning of this paragraph if such person does not otherwise take part in founding and organizing the enterprise.

In contemplating the above definition of Promoters, the Company believes that it does not have any promoters other than the directors or officers of St. Joseph.

Control Persons

Other than the directors or officers of St. Joseph, which are considered control persons of St. Joseph, there are no persons holding greater than 20% of the issued and outstanding shares of St. Joseph.


Item 10.  EXECUTIVE COMPENSATION.

St. Joseph as of the fiscal year ended December 31, 2000, did not compensate any of its Officers or Directors for their services. However, St. Joseph may, during the course of the current year, decide to compensate its Officers for their services and to compensate its Directors for serving on St. Joseph's Board of Directors.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of the date hereof, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to own beneficially 5% or more of the Common Stock, (ii) each director and officer of the Company and (iii) all directors and officers as a group:


                   Name and Address         Amount of Beneficial   Percentage
Title of Class    of Beneficial Owner           Ownership (1)       of Class
--------------    -------------------       --------------------   ----------

Common Stock      Dave Johnson                   800,000             29.19%
                  906 E. 7th Street
                  Hastings, Nebraska 68901

Common Stock      Kenneth L. Johnson             200,000              7.30%
                  4335 South Street
                  Lincoln, Nebraska 68506

Common Stock      Frank H. Rodriguez             250,200              9.13%
                  555 E. 10th Ave, #105
                  Denver, Colorado 80203

Common Stock      Frank Davis                    250,000              9.12%
                  4903 36th St.
                  Columbus, NE 68601

Common Stock      Mark Johnson                   250,000              9.12%
                  14924 Mandeson Plaza,
                  Suite 303
                  Omaha, NE 68116

Common Stock      Tom Johnson                    250,000              9.12%
                  8914 Starlamp Lane
                  Huston, TX 77095

Common Stock      Lisa Allison                   200,000              7.30%
                  1516 Dahlia Court
                  PFlugerville, TX  78660

Common Stock      Clark Addison                  200,000              7.30%
                  113 Carter Lake Club
                  Carter Lake, Iowa 51510

                  Officers and Directors
                  and 5% shareholders as
                  a group (8 in number)        2,400,200             87.56%
-------------     -----------------------      ---------            --------
[1] Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.
[2] No security holder listed above owns any warrants, options or rights. [3] Frank H. Rodriguez, a shareholder of the Company, is the brother of Raul
     N. Rodriguez, counsel for the Company.
[4] David Johnson, a director, officer and shareholder of the Company, Tom Johnson, a shareholder of the Company and Mark Johnson, a shareholder of the Company, are brothers. Kenneth L. Johnson, a director, officer and shareholder of the Company, is the uncle of David Johnson, Tom Johnson and Mark Johnson.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the Directors or Officers of St. Joseph, nor any proposed nominee for election as a Director of St. Joseph, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of St. Joseph, nor any promoter of St. Joseph, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the date of St. Joseph's incorporation or in any presently proposed transaction which, in either case, has or will materially affect St. Joseph. St. Joseph has not entered into transactions with any member of the immediate families of the foregoing persons, nor is any such transaction proposed.

Frank H. Rodriguez, a shareholder of the Company, is the brother of Raul N. Rodriguez, Esq., counsel for the Company. Raul N. Rodriguez, Esq. has received $2,500 for legal work on behalf of the Company. While there is no written Retainer Agreement, Raul N. Rodriguez is to receive an additional $27,500 for legal fees. These legal fees will be paid out of future revenues of the Company.

Item 13.  EXHIBITS AND REPORTS ON FROM 8-K

Exhibits filed as part of this Form 10-KSB.

Exhibit No.                  Description of Document
-----------                  -----------------------
10.2                         St. Joseph Energy, Inc. User Agreement


The following list describes the Exhibits previoiusly reported on Form 10-SB:

Exhibit No.                  Description of Document
-----------                  -----------------------
  3(i)        Articles of Incorporation of St. Joseph Energy, Incorporated

  3(ii)       Amended Articles of Incorporation

  3(iii)      Bylaws of St. Joseph Energy, Incorporated

  4.0         Specimen form of Registrant's common stock

  10.1        Exclusive Agreement between David Johnson-St. Joseph Energy, Inc.


There were no reports filed on Form 8-K

Item 14.  CONTROLS AND PROCEDURES

St. Joseph is still in the development stage and has not as yet generated any revenues, additionally, we have recently restructured out Board of Directors in order to accommodate more independent directors. The majority of the Board is now comprised of newly appointed directors.

The directors are continuing to review the Company's operations, and will institute the required internal controls in order to comply with the required disclosures.


                                  Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

St. Joseph Energy, Inc.

Date:   April 14, 2003            By:    /s/David O. Johnson
                                         -----------------------------------
                                         David O. Johnson-President/Director

Date:   April 14, 2003            By:    /s/Kenneth L. Johnson
                                         --------------------------------------
                                         Kenneth L. Johnson-Secretary/Treasurer
       Director

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:   April 14, 2003           By:     /s/Timothy Jon Walz-Director
                                         ----------------------------
                                         Timothy Jon Walz-Director

Date:   April 14, 2003           By:     /s/Randal C. Gahm
                                         -----------------------
                                         Randal C. Gahm-Director

Date:   April 14, 2003           By:     /s/Greg Andersen
                                         ----------------------
                                         Greg Andersen-Director

                           ST. JOSEPH ENERGY, INC.
                      (A Development Stage Enterprise)

                        AUDITED FINANCIAL STATEMENTS
                                   with
                    INDEPENDENT AUDITORS' REPORT THEREON

                           ST. JOSEPH ENERGY, INC.
                        (A Development Stage Company)
                        Index to Financial Statements

                                                                            Page
                                                                            ____

Report of Independent Auditors...............................................F-2

Balance Sheets at December 31, 2002..........................................F-3

Statements of Operations for the years ended December 31, 2002 and
  2001, and March 19, 1999 (inception) through December 31, 2002,............F-4

Statement of Changes in Shareholders' Equity for the period from
  March 19, 1999 (inception) through December 31, 2002.......................F-5

Statements of Cash Flows for the years ended December 31, 2002 and
  2001, and March 19, 1999 (inception) through December 31, 2002,............F-7

Notes to Financial Statements................................................F-8

                        Report of Independent Auditors


To the Board of Directors and Shareholders
St. Joseph Energy, Inc.


We have audited the balance sheet of St. Joseph Energy, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2002 and 2001, and from March 19, 1999 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Joseph Energy, Inc. as of December 31, 2002, and the related statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2002 and 2001, and from March 19, 1999 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant operating losses since inception. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Cordovano and Harvey, P.C.
Denver, Colorado
February 14, 2003

                           ST. JOSEPH ENERGY, INC.
                        (A Development Stage Company)
                                Balance Sheets

                              December 31, 2002
                              _________________

                                    Assets
Current assets:
  Cash................................................$   5,726
  Inventory, at cost..................................    1,068
                                                      ---------
       Total current assets...........................    6,794

Property and equipment, net (Note 3)..................    4,591
                                                      ---------

                                                      $  11,385
                                                      =========


                     Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities............$  29,500
                                                      ---------
       Total current liabilities......................   29,500
                                                      ---------

Shareholders' equity (Note 5):
  Preferred stock, $.001 par value; 25,000,000
    shares authorized, -0- shares issued
    and outstanding, .................................        -
  Common stock $.001 par value; 100,000,000
    shares authorized, 2,748,920
    shares issued and outstanding.....................    2,749
Additional paid-in capital............................  194,771
Deficit accumulated during development stage.......... (215,635)
                                                      ---------

       Total shareholders' equity.....................  (18,115)
                                                      ---------

                                                      $  11,385
                                                      =========


              See accompanying notes to financial statements

                           ST. JOSEPH ENERGY, INC.
                        (A Development Stage Company)
                           Statement of Operations



                                                                  March 19,
                                                                    1999
                                                                (Inception)
                                          Years Ended             Through
                                          December 31,           December 31,
                                    ________________________
                                       2002          2001           2002
                                    __________    __________    __________

Operating expenses:
  Professional fees.................$   36,900     $   5,500    $   48,451
  Investment loss (Note 1)..........         -       119,500       119,500
  Contributed rent (Note 2).........     2,400         2,400         9,000
  Compensation......................         -            58         1,358
  Office and shop supplies..........       395           869         2,840
  Depreciation......................     3,605         2,967         9,772
  Other.............................        41         8,867         9,214
                                    ----------     ---------    ----------

       Total operating expenses.....    43,341       140,161       200,135
                                    ----------     ---------    ----------


       Loss from operations.........   (43,341)     (140,161)     (200,135)

Interest expense....................         -       (12,167)      (15,500)
                                    ----------     ---------    ----------


       Loss before income taxes.....   (43,341)     (152,328)     (215,635)


Income tax provision (Note 4).......         -             -             -
                                    ----------     ---------    ----------

       Net loss.....................$  (43,341)    $(152,328)   $(215,635)
                                    ==========     =========    ==========

Basic and diluted loss per share....$    (0.02)    $   (0.06)
                                    ==========     =========

Weighted average common shares
  outstanding....................... 2,717,002     2,701,720
                                     =========     =========


              See accompanying notes to financial statements


                           ST. JOSEPH ENERGY, INC.
                        (A Development Stage Company)
                  Statement of Changes in Shareholders' Equity

                                                                                                  Deficit
                                                                                                Accumulated
                                                                                   Additional      During
                                           Preferred Stock       Common Stock        Paid-in    Development
                                          _________________   ___________________
                                          Shares  Par Value   Shares    Par Value    Capital       Stage        Total
                                          ______  _________   ______    _________    _______     _________    _________
March 1999, sale of common stock
  to founders ($.001/share) (Note 2).....   -     $   -      2,000,000  $   2,000   $       -    $       -    $   2,000
March and April 1999, sale of
  common stock pursuant to private
  placement offering at $.25 per
  share, net of $710 of offering
  costs (Note 5).........................   -         -        101,720        102      24,618            -       24,720
Fair value of office space contributed
  by an officer (Note 2).................   -         -              -          -       1,800            -        1,800
Net loss.................................   -         -              -          -           -      (11,189)     (11,189)

Balance at
  December 31, 1999......................   -         -      2,101,720      2,102      26,418      (11,189)      17,331

November and December 2000, sale
  of common stock at $.25 per
  share (Note 5).........................   -         -        600,000        600     149,400            -      150,000
Fair value of office space contributed
  by an officer (Note 2).................   -         -              -          -       2,400            -        2,400
Net loss.................................   -         -              -          -           -       (8,777)      (8,777)

Balance at
  December 31, 2000......................   -         -      2,701,720      2,702     178,218      (19,966)     160,954

Fair value of office space contributed
  by an officer (Note 2).................   -         -              -          -       2,400            -        2,400
Net loss.................................   -         -              -          -           -     (152,328)    (152,328)

Balance at
  December 31, 2001......................   -         -      2,701,720      2,702     180,618     (172,294)      11,026



              See accompanying notes to financial statements


                           ST. JOSEPH ENERGY, INC.
                        (A Development Stage Company)
                  Statement of Changes in Shareholders' Equity

                                                                                                   Deficit
                                                                                                Accumulated
                                                                                   Additional      During
                                           Preferred Stock       Common Stock        Paid-in    Development
                                          _________________   ___________________
                                          Shares  Par Value   Shares    Par Value    Capital       Stage        Total
                                          ______  _________   ______    _________    _______     _________    _________

June 2000, sale of common stock at
  $.25 per share (Note 5) ...............   -         -         40,000         40       9,960            -       10,000
September 2002, sale of common stock at
  $.25 per share (Note 5)                   -         -          7,200          7       1,793            -        1,800
Fair value of office space contributed
  by an officer (Note 2) ................   -         -              -          -       2,400            -        2,400
Net loss ................................   -         -              -          -           -      (43,341)     (43,341)
                                         ----     -----      ---------  ---------   ---------    ---------    ---------
Balance at
  December 31, 2002 .....................   -     $   -      2,748,920  $   2,749   $ 194,771    $(215,635)   $ (18,115)
                                         ====     =====      =========  =========   =========    =========    =========

              See accompanying notes to financial statements


                           ST. JOSEPH ENERGY, INC.
                        (A Development Stage Company)
                           Statement of Cash Flows





                                                                  March 19,
                                                                    1999
                                                                (Inception)
                                          Years Ended             Through
                                          December 31,           December 31,
                                       __________________
                                       2002          2001           2002
                                    __________    __________    __________

Cash flows from operating
 activities:
   Net loss.........................$  (43,341)    $(152,328)    $(215,635)
   Adjustments to reconcile
    net loss to net cash used
    by operating activities:
       Depreciation.................     3,605         2,967         9,772
       Office space contributed
         by an officer (Note 2).....     2,400         2,400         9,000
       Investment loss (Note 1).....         -       119,500       119,500
       Changes in operating assets
         and liabilities:
          Inventory.................         -        (1,068)       (1,068)
          Accounts payable and
            accrued liabilities.....    29,500             -        29,500
          Accrued liabilities
            eliminated in
             abandonment............         -        12,167        15,500
                                    ----------     ---------    ----------
               Net cash used
                in operating
                 activities.........    (7,836)      (16,362)      (33,431)
                                    ----------     ---------    ----------

Cash flows from investing
  activities:
    Acquisition of property and
      equipment.....................         -        (5,435)     (14,363)
    Payments for mineral lease
      interests (Note 1)............         -             -     (135,000)
                                    ----------     ---------    ----------
               Net cash used
                 in investing
                   activities.......                  (5,435)    (149,363)
                                    ----------     ---------    ----------
Cash flows from financing
  activities:
    Proceeds from the sale of
      common stock (Note 5).........    11,800             -       189,230
    Payments for offering
      costs (Note 5)................         -             -          (710)
                                    ----------     ---------    ----------
               Net cash provided
                 by financing
                   activities.......    11,800             -       188,520
                                    ----------     ---------    ----------


               Net change in cash...     3,964       (21,797)        5,726

Cash, beginning of period...........     1,762        23,559             -
                                    ----------     ---------    ----------

Cash, end of period.................$    5,726     $   1,762    $    5,726
                                    ==========     =========    ==========
Supplemental disclosure of
  cash flow information:
    Income taxes....................$        -     $       -    $        -
                                    ==========     =========    ==========
    Interest........................$        -     $       -    $        -
                                    ==========     =========    ==========
Non-cash investing and financing
  activities:
    Mineral lease interests
      acquires for debt (Note 1)....$        -     $ 200,000    $  200,000
                                    ==========     =========    ==========


              See accompanying notes to financial statements

                           ST. JOSEPH ENERGY, INC.
                        (A Development Stage Company)
                        Notes to Financial Statements

(1)    Summary of Significant Accounting Policies

Organization and Basis of Presentation
--------------------------------------

St. Joseph Energy, Inc. (the "Company") was incorporated in Colorado on March 19, 1999 as Pottery Connection, Inc. On March 19, 2001, the Company changed its name to St. Joseph Energy, Inc. The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7.

The Company was originally organized to produce and sell pottery in all forms, as well as publish and sell other types of artwork including lithographs, sculptures and paintings. However, in 2000, the Company invested $335,000 in two oil and gas properties through an agreement with LDC Operating, Inc., an unrelated third party, who owned the working interests in the properties. The Company borrowed $200,000 from an individual and used a portion of the proceeds from its stock offering to make the investment. In August 2001, the Company assigned all of its rights in the properties to the lender in satisfaction of the $200,000 debt and wrote-off the remaining investment as a total loss. The loss on the investment, which was charged to operations, totaled $119,500. Thereafter, the Company returned to its original business plan.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage enterprise that has suffered significant losses since inception. This factor, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet obligations on a timely basis and ultimately to attain profitability. The Company's management intends to obtain working capital through additional equity offerings to help fund the Company's operations.
There is no assurance that the Company will be successful in its efforts to raise additional working capital or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Cash equivalents and fair value of financial instruments
--------------------------------------------------------
For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2002.

The carrying amounts of cash and current liabilities approximate fair value due to the short-term maturity of the instruments.


Inventory
---------

Inventory consists of photograph prints and pottery supplies and is stated at the lower of cost or market. Cost is determined using the specific identification method.

                           ST. JOSEPH ENERGY, INC.
                        (A Development Stage Company)
                        Notes to Financial Statements


Property, equipment and depreciation
------------------------------------

Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Pottery equipment................................5 years
Computer equipment...............................3 years
Other property (signs)...........................10 years

Upon retirement or disposition, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.


Offering costs
--------------

The Company incurred legal fees related to the preparation of its private placement memorandum. Such costs were initially deferred until the offering was completed, at which time they were recorded as a reduction of gross proceeds from the offering.


Loss per common share
---------------------

The Company reports earnings (loss) per share using a dual presentation of basic and diluted earnings per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. However, the Company has a simple capital structure for the periods presented and, therefore, there is no difference between the basic and diluted loss per share.


Income Taxes
------------

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.


Use of estimates
----------------

The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.


Year-end
--------

The Company operates on a calendar year.

                           ST. JOSEPH ENERGY, INC.
                        (A Development Stage Company)
                        Notes to Financial Statements


(2)  Related Party Transactions

An officer contributed office space to the Company for all periods presented. The office space was valued at $200 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent with a corresponding credit to contributed capital.

On March 19, 1999, the Company sold 2,000,000 shares of its restricted common stock to three officers for $2,000 ($.001 per share).

(3)  Property and Equipment

Property and equipment consisted of the following at December 31, 2002:

Pottery equipment...................$  7,492
Computer equipment..................   6,331
Other property......................     540
                                    --------
    Total property and equipment      14,363

Less accumulated depreciation.......  (9,772)
                                    --------
    Property and equipment, net     $  4,591
                                    ========

(4)    Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:


                                        Years Ended
                                        December 31,
                                        ____________
                                        2002       2001
                                       ______     ______

U.S. Federal statutory rate........... 15.00%     27.29%
State income tax,
  net of federal benefit..............  3.94%      3.37%
Contributed rent...................... -1.05%     -0.48%
Net operating loss for which no tax
  benefit is currently available......-17.89%    -30.18%
                                      -------    -------
                                        0.00%      0.00%
                                      =======    =======

At December 31, 2002, the Company's current tax benefit consisted of a net tax asset of $56,821, due to operating loss carryforwards of $206,635, which was fully allowed for, in the valuation allowance of $56,821. The valuation allowance results in deferred tax expense, which offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2002 and 2001 were $7,752 and $45,956, respectively. Net operating loss carryforwards will expire through 2022.

                           ST. JOSEPH ENERGY, INC.
                        (A Development Stage Company)
                        Notes to Financial Statements

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.

(5) Shareholders' Equity

Preferred Stock
---------------

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. The Company had no preferred shares issued and outstanding at December 31, 2002.


Common Stock
------------

During September 2002, the Company sold 7,200 shares of its common stock for $.25 per share pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933 (the "Act"), as amended. The Company received gross proceeds of $1,800.

During June 2002, the Company sold 40,000 shares of its common stock for $.25 per share pursuant to the exemptions afforded by Section 4(2) of the Act. The Company received gross proceeds of $10,000.

During the November and December of 2000, the Company sold 600,000 shares of its common stock for $.25 per share pursuant to the exemptions afforded by Section 4(2) of the Act. The Company received gross proceeds of $150,000.

During the March and April of 1999, the Company sold 101,720 shares of its common stock for $.25 per share pursuant to the exemptions afforded by Section 3(b) and 4(2) of the Act and Rule 504 of Regulation D promulgated thereunder. The Company received net proceeds of $24,720 after deducting offering costs totaling $710.

Exhibit 10.2

                    St. Joseph Energy, Inc. User Agreement

The User Agreement below is effective for all users as of March 31, 2003.

The following describes the terms on which St. Joseph Energy, Inc ("SJE") offers you access to ITS services.

This agreement describes the terms and conditions applicable to your use of our services available under the domain of www.gallerysaintjoseph.com and the general principles for our Web site. If you do not agree to be bound by the terms and conditions of this agreement, please do not use or access our services.

Before you may become a member of SJE, you must read, agree with and accept all of the terms and conditions contained in this User Agreement; which includes those terms and conditions expressly set out below and those incorporated by reference.

We may amend this Agreement at any time by posting the amended terms on www.gallerysaintjoseph.com. Except as stated below, all amended terms shall automatically be effective 30 days after they are initially posted on our Web site. In addition, we will notify you in accordance with your notification preferences. This Agreement may not be otherwise amended except in writing signed by you and SJE.

This Agreement is effective on March 31, 2003 for current and potential registered users.

1.  Membership eligibility

Our services are available only to individuals who can form legally binding contracts under the applicable laws. Without limiting the foregoing, our services are not available to minors or to temporarily or indefinitely suspended SJE members. If you are a minor, you can use this service only in conjunction with your parents or guardians. If you do not qualify, please do not use our services. Further, your SJE account (including feedback) and User ID may not be transferred or sold to another party. If you are registering as a business entity, you hereby represent that you have the authority to bind the entity to this Agreement.

2.  Fees and services

We may change our fees for our services from time to time. Our changes to the policy are effective after we provide you with at least fourteen (14) days notice of the changes via e-mail. However, we may choose to temporarily change our fees for our services for promotional events. SJE's current commission is forty (40%) of purchase price.

WHEN YOU LIST AN ITEM YOU HAVE AN OPPORTUNITY TO REVIEW AND ACCEPT THE FEES THAT YOU WILL BE CHARGED FOR THE USE OF OUR LISTING SERVICES. WE MAY IN OUR SOLE DISCRETION CHANGE SOME OR ALL OF OUR SERVICES AT ANY TIME. IN THE EVENT WE INTRODUCE A NEW SERVICE, THE FEES FOR THAT SERVICE ARE EFFECTIVE AT THE LAUNCH OF THE SERVICE.

Unless otherwise stated, all fees are quoted in U.S. Dollars. You are responsible for paying all fees associated with using our service and our Web site and all applicable taxes.

3.  SJE is a venue

	3.1 SJE is not an auctioneer. Instead, our site acts as a venue to allow anyone to offer, sell, and buy art and art products, at any time, from anywhere, at a fixed price format. We will not be involved in the actual transaction between buyers and sellers. As a result, we have no control over the quality, or legality of the items advertised, the truth or accuracy of the listings, the ability of sellers to sell items or the ability of buyers to buy items. We cannot ensure that a buyer or seller will actually complete a transaction, furthermore SJE will not be held responsible for completing a transaction.

	3.2 Release. Because we are a venue, in the event that you have a dispute with one or more users, you release SJE (and our officers, directors, agents, subsidiaries, joint ventures and employees) from claims, demands and damages (actual and consequential) of every kind and nature, known and unknown, suspected and unsuspected, disclosed and undisclosed, arising out of or in any way connected with such disputes.

If you are a California resident, you waive California Civil Code ss. 1542, which says: "A general release does not extend to claims which the creditor does not know or suspect to exist in his favor at the time of executing the release, which if known by him must have materially affected his settlement with the debtor."

	3.3 Information control. We do not control the information provided by other users that is made available through our venue. You may find other users' information to be offensive, harmful, inaccurate, or deceptive. Please use caution, common sense, and practice safe trading when using our site. Please note that there are also risks in dealing with underage persons or people acting under false pretenses. Additionally, there may also be risks dealing with international traders and foreign nationals.

4. Shipping and Handling

        4.1 Shipping and Handling will be calculated for the continental U.S. using ground transportation and displayed along with the final purchase price of the artwork.

        4.2 Shipping and Handling will be paid by the purchaser, listed and added to the purchase price and sent to the artist along with the artist portion of the sale. It is then the responsibility of the artist to complete the transaction.

        4.3 Payment by the purchaser will be made through www.paypal.com of which SJE is a member. All parties will be subject to the policies and procedures of www.paypal.com as listed on their website www.paypal.com and their related policies and procedures are made part of this Agreement by reference.

        4.4 The Seller will be paid by SJE sixty percent (60%) of the art work selling price plus all shipping and handling charges, less fees, on a pro-rata basis, charged by www.paypal.com for payment services.

5.  Listing and selling

	5.1 Listing description. You must be legally able to sell the item(s) you list for sale on our site. You must describe your item and all terms of sale on the listing page of our site. Your listings may only include text descriptions, graphics, digital pictures, artwork medium and other content relevant to the sale of that item. All listed items must be listed in an appropriate category.

        5.2 Sale. All transactions will be completed through www.paypal.com. and governed by the www.paypal.com rules and regulations, made part of this document by reference. All fees incurred by www.paypal.com will be paid on a pro-rata basis by SJE and the seller. You are obligated as the seller to complete the transaction with the purchaser for payment of the purchase price, unless there is an exceptional circumstance, such as:

            1. the buyer fails to meet the terms of your listing (such as payment method), or
            2.  you cannot authenticate the buyer's identity.

        5.3 Fraud. Without limiting any other remedies, SJE may suspend or terminate your account if we suspect that you (by conviction, settlement, insurance or escrow investigation, or otherwise) have engaged in fraudulent activity in connection with our site.

        5.4 Manipulation. Neither you, as a purchaser or a seller may manipulate the price of any item nor may you interfere with other users' listings or transactions.

6.  Your information

        6.1 Definition. "Your Information" is defined as any information you provide to us or other users in the registration, or listing process, in any public message area or through any email feature. You are solely responsible for Your Information, and we act as a passive conduit for your online distribution and publication of Your Information.

        6.2 Restricted activities. Your Information (or any items listed) and your activities on the site shall not:

            6.2.1   be false, inaccurate or misleading;
            6.2.2 fraudulent or involve the sale of counterfeit or stolen items;
            6.2.3 infringe upon any third party's copyright, patent, trademark, trade secret or other proprietary rights or rights of publicity or privacy;
            6.2.4 violate any law, statute, ordinance or regulation (including, but not limited to, those governing export control, consumer protection, unfair competition, anti-discrimination or false advertising);
            6.2.5 be defamatory, trade libelous, unlawfully threatening or unlawfully harassing;
            6.2.6 be obscene or contain child pornography or, if otherwise adult in nature or harmful to minors.
            6.2.7 CONTAIN ANY VIRUSES, TROJAN HORSES, WORMS, TIME BOMBS, CANCELBOTS, EASTER EGGS OR OTHER COMPUTER PROGRAMMING ROUTINES THAT MAY DAMAGE,

                    DETRIMENTALLY INTERFERE WITH, SURREPTITIOUSLY INTERCEPT OR
            6.2.8 expropriate any system, data or personal information; create liability for us or cause us to lose (in whole or in part) the services of our ISPs or other suppliers; and
            6.2.9 link directly or indirectly to or include descriptions of goods or services that:
                1.  are prohibited under this Agreement;
                2. are identical to other items you have placed up for listing but are priced lower than your item's sale amount;
                3. ARE CONCURRENTLY LISTED FOR SALE ON A WEB SITE OTHER THAN SJE'S (THIS DOES NOT PREVENT LINKING TO OR ADVERTISING AN SJE ITEM FROM ANOTHER WEB SITE); OR
                4.  you do not have a right to link to or include.

Furthermore, you may not list any item on the site (or consummate any transaction that was initiated using our service) that, by paying to us a listing fee or a final value fee, could cause us to violate any applicable law, statute, ordinance or regulation, or that violates our current Prohibited and Restricted Items.

7.  Access and interference

You agree that you will not use any robot, spider, other automatic device, or manual process to monitor or copy our Web pages or the content contained herein without our prior expressed written permission.

YOU AGREE THAT YOU WILL NOT USE ANY DEVICE, SOFTWARE OR ROUTINE, OR TO INTERFERE OR ATTEMPT TO INTERFERE WITH THE PROPER WORKING OF THE SJE SITE OR ANY ACTIVITIES CONDUCTED ON OUR SITE.

You agree that you will not take any action that imposes an unreasonable or disproportionately large load on our infrastructure.

Much of the information on our site is updated on a real time basis and is proprietary or is licensed to SJE by our users or third parties. You agree that you will not copy, reproduce, alter, modify, create derivative works, or publicly display any content (except for Your Information) from our Web site without the prior expressed written permission of SJE or the appropriate third party.

8.  Feedback

	8.1 Integrity. You may not take any actions that may undermine the integrity of the feedback system.

9. Breach

Without limiting other remedies, we may immediately remove your item listings, warn our community of your actions, issue a warning, temporarily suspend, indefinitely suspend or terminate your membership and refuse to provide our services to you if:

        9.1 you breach this Agreement or the documents it incorporates by reference;

        9.2 we are unable to verify or authenticate any information you provide to us; or

        9.3 we believe that your actions may cause financial loss or legal liability for you, our users or us.

10.  Privacy

We do not sell or rent your personal information to third parties for marketing purposes without your consent, and we only use your information as described in the Privacy Policy. We view protection of users' privacy as a very important community principle. We understand clearly that you and your information is one of our most important assets. We store and process your information on computers located in the United States that are protected by physical as well as technological security devices.

11.  No warranty

SJE, our employees and our suppliers provide our Web site and services "as is" and without any warranty or condition, express, implied or statutory. SJE, our employees and our suppliers specifically disclaim any implied warranties of title, merchantability, fitness for a particular purpose and non-infringement. Some states do not allow the disclaimer of implied warranties, so the foregoing disclaimer may not apply to you. This warranty gives you specific legal rights and you may also have other legal rights that vary from state to state.

12.  Liability limit

In no event shall we, our employees or our suppliers be liable for lost profits or any special, incidental or consequential damages arising out of or in connection with our site, our services or this Agreement (however arising, including negligence).

OUR LIABILITY, AND THE LIABILITY OF OUR SUBSIDIARIES, EMPLOYEES, AND SUPPLIERS, TO YOU OR ANY THIRD PARTIES IN ANY CIRCUMSTANCE IS LIMITED TO THE GREATER OF:

        12.1 the amount of fees you pay to us in the 12 months prior to the action giving rise to liability, and

        12.2  $100.

Some States do not allow the exclusion or limitation of incidental or consequential damages, so the above limitation or exclusion may not apply to you.

13.  Indemnity

You agree to indemnify and hold us and (as applicable) our parent, subsidiaries, affiliates, officers, directors, agents, and employees, harmless from any claim or demand, including reasonable attorneys' fees, incurred by any third party due to or arising out of your breach of this Agreement or the documents it incorporates by reference, or your violation of any law or the rights of a third party.

14.  Legal compliance

You shall comply with all applicable domestic and international laws, statutes, ordinances and regulations regarding your use of our service and your sale on, listing, purchase, solicitation of offers to purchase, and sale of items.

15.  No agency

You and SJE are independent contractors, and no agency, partnership, joint venture, employee-employer or franchiser-franchisee relationship is intended or created by this Agreement.

16.  Notices

Except as explicitly stated otherwise, any notices shall be given by postal mail to:

SJE Attn: Legal Department 555 E. 10th Ave., No. 105, Denver, CO 80203 (in the case of SJE) or to the email address you provided to SJE during the registration process (in your case).

Notice shall be deemed given 24 hours after email is sent, unless the sending party is notified that the email address is invalid. Alternatively, we may give you notice by certified mail, postage prepaid and return receipt requested, to the address provided to SJE during the registration process. In such case, notice shall be deemed given three (3) days after the date of mailing.

17.  Arbitration

Any legal controversy or legal claim arising out of or relating to this Agreement or our services, excluding legal action taken by SJE to collect our fees and/or recover damages for, or obtain an injunction relating to, the SJE site operations, intellectual property, and our services, shall be settled by binding arbitration in accordance with the commercial arbitration rules of the American Arbitration Association. Any such controversy or claim shall be arbitrated on an individual basis, and shall not be consolidated in any arbitration with any claim or controversy of any other party.

The arbitration shall be conducted in Denver, Colorado, and judgment on the arbitration award may be entered into by any court having jurisdiction thereof. Either you or SJE may seek any interim or preliminary relief from a court of competent jurisdiction in Denver, Colorado which may be necessary to protect your rights or property or SJE's rights or property pending the completion of arbitration. Should either party file an action contrary to this provision, the other party may recover attorney's fees and costs up to $1000.00.

18.  General

This Agreement shall be governed in all respects by the laws of the State of Nebraska as such laws are applied to agreements entered into and to be performed entirely within Nebraska between Nebraska residents. We do not guarantee continuous, uninterrupted or secure access to our services, and operation of our site may be interfered with by numerous factors outside of our control. If any provision of this Agreement is held to be invalid or unenforceable, such provision shall be struck and the remaining provisions shall be enforced.

You agree that this Agreement may be automatically assigned by SJE, in it's sole discretion, to a third party in the event of a merger or acquisition.

Headings are for reference purposes only and in no way define, limit, construe or describe the scope or extent of such section. Our failure to act with respect to a breach by you or others does not waive our right to act with respect to subsequent or similar breaches.

19.  Disclosures

The services hereunder are offered by St. Joseph Energy Inc., located at 906 East 7th Street, Hastings, Nebraska 68901. If you are a California resident, you may have this same information emailed to you by sending a letter to the foregoing address with your email address and a request for this information.

Additional information

Parental control protections (such as computer hardware, software, or filtering services) are commercially available that may assist you in limiting access to material that is harmful to minors. If you are interested in learning more about these protections, information is available at SafetySurf.com or other analogous sites providing information on such protections. The preceding link is provided for information purposes only, and is not intended as an endorsement of WorldVillage.com's Internet site, services, or policies. SJE is not affiliated with WorldVillage.com.

You may report complaints to the Complaint Assistance Unit of the Division of Consumer Services of the Department of Consumer Affairs may be contacted in writing at 906 E. 7th Street, Hastings, NE 68901, or by telephone at (402) 461-4957.

IN WITNESS WHERE OF, the parties hereto have executed this Agreement as of this ____ day of ____________________, 2003.



_____________________________              ______________________________
User                                           St. Joseph Energy, Inc.

Exhibit "99.1"

             CERTIFICATION OF PRINCIPAL EXECUTIVE, ACCOUNTING AND
             FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350


In connection with the Annual Report of St. Joseph, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I David Johnson, President of the Company, hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/David O. Johnson
-------------------
David O. Johnson
President
April 14, 2003

             CERTIFICATION OF PRINCIPAL EXECUTIVE, ACCOUNTING AND
             FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350


In connection with the Annual Report of St. Joseph, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Kenneth Johnson, Secretary/Treasurer of the Company, hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Kenneth L. Johnson
---------------------
Kenneth L. Johnson
Secretary/Treasurer
April 14, 2003

                                CERTIFICATIONS

I, David Johnson, certify that:

1. I have reviewed this annual report on Form 10-KSB.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I understand that the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the registrant and have not, as yet complied, due to the following:

   St. Joseph is still in the development stage and has not as yet generated any revenues, additionally, we have recently restructured out Board of Directors in order to accommodate more independent directors. The majority of the Board is now comprised of newly appointed directors.

   The directors are continuing to review the Company's operations, and we will institute the required internal controls in order to comply with the required disclosures.


Dated: April 14, 2003

/s/David O. Johnson
-------------------
David O. Johnson
President