Form 10QSB
period 2003-03-31
ST JOSEPH ENERGY INC
filed 2003-05-20
CIK 1177135

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

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

                          Outstanding at March 31, 2003
                       ---------------------------------
                                    2,748,920
                         $.001 par value common stock

                              ST. JOSEPH ENERGY, INC.
                                  FORM 10-QSB

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

ITEM 4. Submission of Matters to a Vote of Security Holders................ 3

ITEM 5. Other Information.................................................. 4

ITEM 6. Exhibits and Reports on Form 8-K................................... 4

                        PART I--FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                           ST. JOSEPH ENERGY, INC.
                        (A Development Stage Company)

                        CONDENSED FINANCIAL STATEMENTS
                                  UNAUDITED



                                    INDEX

                                                                          Page
                                                                          ____

Unaudited Condensed Balance Sheets........................................ F-1
Unaudited Statements of Operations for the Three-month
    period ended March 31, 2003 and 2002.................................. F-2

Unaudited Statements of Cash Flows for the Three-month
    period ended March 31, 2003 and 2002.................................. F-3

Notes to Unaudited Condensed Financial Statements......................... F-4

                           ST. JOSEPH ENERGY, INC.
                        (A Development Stage Company)
                           Condensed Balance Sheet
                                 (Unaudited)

                                March 31, 2003

                                    Assets

Current assets:
Cash............................................................. $   2,411
Inventory, at cost...............................................     1,304
    Total current assets                                              3,715
                                                                   --------
Property and equipment, net......................................     4,158
                                                                   --------
                                                                  $   7,873
                                                                   ========


                     Liabilities and Shareholders' Equity

Current liabilities:

Accounts payable and accrued liabilities......................... $  27,750
                                                                   --------
    Total current liabilities....................................    27,750
                                                                   --------

Shareholders' equity (Note 5):
  Preferred stock................................................         -
  Common stock...................................................     2,749
  Additional paid-in capital.....................................   195,371
  Deficit accumulated during development stage...................  (217,997)
                                                                   --------
    Total shareholders' equity...................................   (19,877)
                                                                   --------
                                                                  $   7,873
                                                                   ========




           See accompanying notes to condensed financial statements

                           ST. JOSEPH ENERGY, INC.
                        (A Development Stage Company)
                           Statements of Operations

                                  (Unaudited)

                                                                    March 19,
                                                                      1999
                                                                   (Inception)
                                       Three Months Ended            Through
                                            March 31,               March 31,
                                       __________________
                                        2003          2002              2003
                                    __________     __________      __________

Operating expenses:
  Professional fees.................$    1,250     $       -      $    49,701
  Investment loss ..................         -             -          119,500
  Contributed rent (Note 2).........       600           600            9,600
  Compensation......................         -             -            1,358
  Office and shop supplies..........        70             -            2,910
  Depreciation......................       433           901           10,205
  Other.............................         9             9            9,223
                                    ----------     ---------       ----------

       Total operating expenses.....     2,362         1,510          202,497
                                    ----------     ---------       ----------

       Loss from operations.........    (2,362)       (1,510)        (202,497)

Interest expense....................         -             -          (15,500)
                                    ----------     ---------       ----------

       Loss before income taxes.....    (2,362)       (1,510)        (217,997)

Income tax provision (Note 3).......         -             -                -
                                    ----------     ---------       ----------

       Net loss.....................$   (2,362)    $  (1,510)     $  (217,997)
                                     ==========     =========      ==========

Basic and diluted loss per share....$    (0.00)    $    0.00
                                    ==========     =========

Weighted average common shares
  outstanding....................... 2,748,920     2,701,720
                                     =========     =========


           See accompanying notes to condensed financial statements


                           ST. JOSEPH ENERGY, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows

                                  (Unaudited)


                                                                              March 19,
                                                                                1999
                                                                             (Inception)
                                                     Three Months Ended         Through
                                                          March 31,            March 31,
                                                       _____________
                                                      2003       2002           2003
                                                      ____       ____           ____
           Net cash used in
             operating activities................. $  (3,315)  $       (9)  $  (36,746)
                                                    --------    ---------    ---------

Cash flows from investing activities:
  Acquisition of property and equipment...........         -            -      (14,363)
  Payments for mineral lease interests............         -            -     (135,000)
                                                    --------    ---------    ---------
           Net cash used in
             investing activities.................         -            -     (149,363)
                                                    --------    ---------      -------

Cash flows from financing activities:
  Proceeds from the sale of common stock..........         -            -      189,230
  Payments for offering costs.....................         -            -         (710)
                                                    --------    ---------    ---------
           Net cash provided by
             financing activities.................         -            -      188,520
                                                    --------    ---------    ---------
             Net change in cash...................    (3,315)          (9)       2,411

Cash, beginning of period.........................     5,726        1,762            -
                                                    --------    ---------    ---------
Cash, end of period............................... $   2,411   $    1,753   $    2,411
                                                    ========    =========    =========
Supplemental disclosure of cash flow
    information:
  Income taxes.....................................$       -   $        -   $        -
                                                    ========    =========    =========
  Interest.........................................$       -   $        -   $        -
                                                    ========    =========    =========
Non-cash investing and financing activities:
  Mineral lease interests acquires for debt....... $       -   $        -   $  200,000
                                                    ========    =========    =========


           See accompanying notes to condensed financial statements

                           ST. JOSEPH ENERGY, INC.
                        (A Development Stage Company)
              Notes to Unaudited Condensed Financial Statements


(1)  Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the instructions for Form 10-QSB and the accounting policies in its Form 10-SB for the year ended December 31, 2002 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.


(2)  Related Party Transactions

An officer contributed office space to the Company for all periods presented. The office space was valued at $200 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent with a corresponding credit to contributed capital.

(3)  Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB. As described elsewhere in this Form 10-QSB, St. Joseph is a development stage company. As of the date of this filing, St. Joseph is in the business of selling artwork, only on a consignment basis, from artists and owners through its web site. Orders will be placed through the web site, which will set forth the purchase price of the artwork, and the packaging, and the cost of ground transportation in the continental United States.

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

Revenues

We are considered as being a development stage company. As of the three month period ended March 31, 2003, we did not generate any revenues as compared to generating no revenues for the three month period ended March 31, 2002.

Operating Loss

As of the three month period ended March 31, 2003, we incurred a net loss before income taxes of $2,362 as compared to a net loss before income taxes of $1,510 for the three month period ended March 31, 2002. This represents an increase in net operating losses of approximately 56%. The increase in the net loss was a result of our increase in operating expenses, which included the payment of $1,250 in professional fees.

We have incurred cumulative losses from March 19, 1999 (date of inception) to March 31, 2003. At March 31, 2003, we had a cumulative deficit of $217,997. We will continue to incur losses during the foreseeable future and have yet to achieve any revenues with which to offset our operating expenses. We will need additional working capital to develop our operations in our attempt to achieve profitability. As of the date of this report, we have no agreements or understandings with any third parties regarding additional capital, and we cannot guarantee that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our financial condition and results of operations. Additionally, for the period ended March 31, 2003, we had a total shareholders' equity of ($9,877).

Income Taxes

We record our income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". We incurred net operating losses during the three months ended March 31, 2003, resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Liquidity and Financial Resources

We had negative working capital of $24,035 at the period ended March 31, 2003. For the period ended March 31, 2003, cash used in operating activities was $3,315, as compared to $9 for the three month period ended March 31, 2002. For the three month period ended March 31, 2003, there was no cash used in or provided by investing activities as compared to using or providing any cash three month period ended March 31, 2003. For the three month period ended March 31, 2003, there was no cash provided by financing activities as compared to no cash being provided by or used in the three month period ended March 31, 2003. As a result, net cash decreased by $3,315 for the three month period ended March 31, 2003, as compared to an decrease of $9 for the period ended March 31, 2002.

During the three month period ended March 31, 2003, we did not issue any shares of our common stock.

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

None

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



Date:   May 20, 2003

Exhibit "99.1"

                    CERTIFICATION OF PRINCIPAL EXECUTIVE,
       ACCOUNTING AND FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350


In connection with the Quarterly Report of St. Joseph Energy, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I David O. Johnson, President of the Company, hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/S/David O. Johnson
__________________
David O. Johnson
President
March 31, 2003

                    CERTIFICATION OF PRINCIPAL EXECUTIVE,
       ACCOUNTING AND FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350


In connection with the Quarterly Report of St. Joseph Energy, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Kenneth L. Johnson, Secretary/Treasurer of the Company, hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/Kenneth L. Johnson
__________________
Kenneth L. Johnson
Secretary/Treasurer
May 20, 2003