Form 10QSB/A
period 2002-09-30
ST JOSEPH ENERGY INC
filed 2003-06-03
CIK 1177135

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
                                  Admendment I

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

As of September 24, 2002, Mr. Frank H. Rodriguez resigned as a Director and Vice President of the Company. Mr. Rodriguez did not have any disagreements with the Company on any matter relating to Company's operations, policies or practices; however, his participation as an officer and director was taking more of his time than anticipated, and thus, he elected to resign. St. Joseph then appointed Mr. Jon Walz, Mr. Randal C. Gahm and Mr. Greg Andersen as directors to the Board.


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



Date:  June 2, 2003