Form 10QSB
period 2003-06-30
ST JOSEPH ENERGY INC
filed 2003-08-15
CIK 1177135

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

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

                          Outstanding at June 30, 2003
                       ---------------------------------
                                    2,748,920
                         $.001 par value common stock

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

ITEM 3. Controls and Procedures............................................ 3


                          PART II--OTHER INFORMATION

ITEM 1. Legal Proceedings.................................................. 4

ITEM 2. Changes in Securities and Use of Proceeds.......................... 4

ITEM 3. Defaults Upon Senior Securities.................................... 4

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

ITEM 6. Exhibits and Reports on Form 8-K................................... 4

                        PART I--FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                           ST. JOSEPH ENERGY, INC.
                        (A Development Stage Company)

                        CONDENSED FINANCIAL STATEMENTS
                                  UNAUDITED

                                June 30, 2003

                                    INDEX

                                                                          Page
                                                                          ____

Unaudited Condensed Balance Sheet......................................... F-1

Unaudited Statements of Operations for the Three-month
    and Six-month period ended June 30, 2003 and 2002..................... F-2

Unaudited Statements of Cash Flows for the Six-month
    period ended June 30, 2003 and 2002................................... F-3

Notes to Unaudited Condensed Financial Statements......................... F-4

                           ST. JOSEPH ENERGY, INC.
                        (A Development Stage Company)
                           Condensed Balance Sheet
                                 (Unaudited)

                                 June 30, 2003

                                    Assets

Current assets:

   Inventory, at cost............................................ $   1,304
      Total current assets.......................................     1,304
                                                                   --------

Property and equipment, net......................................     3,377
                                                                   --------
                                                                  $   4,681
                                                                   ========


                     Liabilities and Shareholders' Equity

Current liabilities:

  Bank overdraft................................................. $     101
  Accounts payable and accrued liabilities....................... $  27,750
                                                                   --------
    Total current liabilities....................................    27,851
                                                                   --------

Shareholders' deficit:
  Preferred stock, $.001 par value 25,000,000 shares authorized,
    -0- shares issued and outstanding     .......................         -
  Common stock, $.001 par value; 100,000,000 shares authorized,
    2,748,920 shares issued and outstanding......................     2,749
  Additional paid-in capital.....................................   195,971
  Deficit accumulated during development stage...................  (221,890)
                                                                   --------
    Total shareholders' deficit..................................   (23,170)
                                                                   --------
                                                                  $   4,681
                                                                   ========




           See accompanying notes to condensed financial statements

                           ST. JOSEPH ENERGY, INC.
                        (A Development Stage Company)
                           Statements of Operations

                                  (Unaudited)

                                                                                                  March 19,
                                                                                                    1999
                                                                                                 (Inception)
                                       Three Months Ended               Six Months Ended           Through
                                             June 30,                       June 30,               June 30,
                                       __________________              __________________
                                       2003          2002              2003          2002           2003
                                    __________     _________       __________     __________      __________
Operating expenses:
  Professional fees.................$      877     $   1,500     $      2,127     $    1,500     $    50,578
  Investment loss ..................         -             -                -              -         119,500
  Contributed rent (Note 2).........       600           600            1,200          1,200          10,200
  Compensation......................         -             -                -              -           1,358
  Office and shop supplies..........     1,626             -            1,696              -           4,536
  Depreciation......................       781           901            1,214          1,802          10,986
  Other.............................         9             9               18             18           9,232
                                    ----------     ---------       ----------      ---------      ----------

       Total operating expenses.....     3,893         3,010            6,255          4,520         206,390
                                    ----------     ---------       ----------      ---------      ----------

       Loss from operations.........    (3,893)       (3,010)          (6,255)        (4,520)       (206,390)

Interest expense....................         -             -                -              -         (15,500)
                                    ----------     ---------       ----------      ---------      ----------

       Loss before income taxes.....    (3,893)       (3,010)          (6,255)        (4,520)       (221,890)

Income tax provision (Note 3).......         -             -                -              -               -
                                    ----------     ---------       ----------      ---------      ----------

       Net loss.....................$   (3,893)    $  (3,010)     $    (6,255)    $   (4,520)    $  (221,890)
                                     ==========     ========       ==========      =========      ==========

Basic and diluted loss per share....$    (0.00)    $    0.00      $     (0.00)    $     0.00
                                    ==========     =========       ==========      =========

Weighted average common shares
  outstanding....................... 2,748,920     2,701,720        2,748,920      2,701,720
                                     =========     =========       ==========      =========


           See accompanying notes to condensed financial statements


                           ST. JOSEPH ENERGY, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows

                                  (Unaudited)


                                                                              March 19,
                                                                                1999
                                                                             (Inception)
                                                     Six Months Ended         Through
                                                          June 30,            June 30,
                                                       _____________
                                                      2003       2002           2003
                                                      ____       ____           ____
           Net cash used in
             operating activities................. $  (5,726)  $      (18)  $  (39,157)
                                                    --------    ---------    ---------

Cash flows from investing activities:
  Acquisition of property and equipment...........         -            -      (14,363)
  Payments for mineral lease interests............         -            -     (135,000)
                                                    --------    ---------    ---------
           Net cash used in
             investing activities.................         -            -     (149,363)
                                                    --------    ---------      -------

Cash flows from financing activities:
  Proceeds from the sale of common stock..........         -       10,000      189,230
  Payments for offering costs.....................         -            -         (710)
                                                    --------    ---------    ---------
           Net cash provided by
             financing activities.................         -       10,000      188,520
                                                    --------    ---------    ---------
             Net change in cash...................    (5,726)      (9,982)

Cash, beginning of period.........................     5,726        1,762            -
                                                    --------    ---------    ---------
Cash, end of period............................... $       -   $   11,744   $        -
                                                    ========    =========    =========
Supplemental disclosure of cash flow
    information:
  Income taxes.....................................$       -   $        -   $        -
                                                    ========    =========    =========
  Interest.........................................$       -   $        -   $        -
                                                    ========    =========    =========
Non-cash investing and financing activities:
  Mineral lease interests acquires for debt....... $       -   $        -   $  200,000
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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year.

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

Revenues

We are considered as being a development stage company. As of the six month period ended June 30, 2003, we did not generate any revenues as compared to generating no revenues for the six month period ended June 30, 2002.

Operating Loss

As of the six month period ended June 30, 2003, we incurred a net loss before income taxes of $6,255 as compared to a net loss before income taxes of $4,520 for the six-month period ended June 30, 2002. This represents an increase in net operating losses of $1,735 approximately 38%. The increase in the net loss was a result of our increase in operating expenses, which included an increase in professional fees of $626 or approximately 42% and an increase in office and shop supplies to $1,696 as compared to $0, representing a 100% increase for the periods ended June 30, 2003 and June 30, 2002, respectively.

We have incurred cumulative losses from March 19, 1999 (date of inception) to June 30, 2003. At June 30, 2003, we had a cumulative deficit of $221,890. We will continue to incur losses during the foreseeable future and have yet to achieve any revenues with which to offset our operating expenses. We will need additional working capital to develop our operations in our attempt to achieve profitability. As of the date of this report, we have no agreements or understandings with any third parties regarding additional capital, and we cannot guarantee that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our financial condition and results of operations. Additionally, for the period ended June 30, 2003, we had a total shareholders' equity of ($23,170).

Income Taxes

We record our income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". We incurred net operating losses during the six months ended June 30, 2003, resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Liquidity and Financial Resources

We had negative working capital of $26,547 at the period ended June 30, 2003. For the period ended June 30, 2003, cash used in operating activities was $5,726, as compared to using $18 for the six month period ended June 30, 2002. For the six month period ended June 30, 2003, there was no cash used in or provided by investing activities as compared to using or providing any cash six month period ended June 30, 2003. For the six month period ended June 30, 2003, there was no cash provided by financing activities as compared to providing $10,000 in the six month period ended June 30, 2002. As a result, net cash decreased by $5,726 for the six month period ended June 30, 2003, as compared to an increase of $9,982 for the period ended June 30, 2002.

During the six month period ended June 30, 2003, we did not issue any shares of our common stock.

For the next 12 months, we propose to satisfy our cash requirements by the generation of revenues through earned commissions. Additionally we propose to raise capital through the issuance of up to $50,000 of our $0.001 par value common stock by virtue of a private placement. We my also explore the potential of a public offering.

ITEM 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls & Procedures.

Based on their evaluation as of the end of the period covered by this Form 10-QSB, the Company's president, as its principal executive officer, and secretary/treasurer, its principal financial officer, have carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, the principal executive officer and principal financial officer have concluded the Company's disclosure controls and procedures are effective in timely informing them of material information relating to the Company required to be disclosed in its reports under the Securities Exchange Act of 1934.

(b) Changes in Internal Control over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's fiscal quarter covered by this Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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



Date:  August 15, 2003