Form 10QSB
period 2003-09-30
ST JOSEPH ENERGY INC
filed 2003-11-17
CIK 1177135

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

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


Former name, former address and former fiscal year if changed since last report

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

                        Outstanding at October 31, 2003
                       ---------------------------------
                                    2,998,920
                         $.001 par value common stock

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

ITEM 6. Exhibits and Reports on Form 8-K................................... 5

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

                        CONDENSED FINANCIAL STATEMENTS
                                  UNAUDITED



                                    INDEX

                                                                          Page
                                                                          ____

Unaudited Condensed Balance Sheets........................................ F-1

Unaudited Statements of Operations for the Three-month
    and Nine-months ended September 30, 2003 and 2002..................... F-2

 Unaudited Statements of Cash Flows for the Nine-months
     ended September 30, 2003 and 2002.................................... F-3

Notes to Unaudited Condensed Financial Statements......................... F-4

                           ST. JOSEPH ENERGY, INC.
                        (A Development Stage Company)
                           Condensed Balance Sheet
                                 (Unaudited)

                             September 30, 2003

                                    Assets

Current assets:
  Cash............................................................. $    80
  Inventory, at cost...............................................   1,304
                                                                   --------
    Total current assets                                              1,384
                                                                   --------
Property and equipment, net......................................     2,595
                                                                   --------
                                                                  $   3,979
                                                                   ========


                     Liabilities and Shareholders' Deficit

Current liabilities:

Accounts payable and accrued liabilities......................... $  27,600
                                                                   --------
     Total current liabilities...................................    27,600
                                                                   --------

Shareholders' deficit:
  Preferred stock................................................         -
  Common stock...................................................     2,749
  Additional paid-in capital.....................................   197,571
  Deficit accumulated during development stage...................  (223,941)
                                                                   --------
    Total shareholders' deficit..................................   (23,621)
                                                                   --------
                                                                  $   3,979
                                                                   ========




           See accompanying notes to condensed financial statements

                           ST. JOSEPH ENERGY, INC.
                        (A Development Stage Company)
                           Statements of Operations
                                  (Unaudited)

                                                                                               March 19,
                                                                                                 1999
                                                                                              (Inception)
                                       Three Months Ended            Nine Months Ended          Through
                                          September 30,                September 30,         September 30,
                                       __________________          __________________
                                       2003          2002          2003          2002            2003
                                    __________     __________    __________    __________    __________

Operating expenses:
  Professional fees.................$      450     $   4,750    $    2,577     $   6,250    $   51,028
  Investment loss ..................         -             -             -             -       119,500
  Contributed rent (Note 2).........       600           600         1,800         1,800        10,800
  Compensation......................         -             -             -             -         1,358
  Office and shop supplies..........       180             -         1,876             -         4,716
  Depreciation......................       782           902         1,996         2,704        11,768
  Other.............................        39            14            57            32         9,271
                                    ----------     ---------    ----------     ---------     ---------

       Total operating expenses.....     2,051         6,266         8,306        10,786       208,441
                                    ----------     ---------    ----------     ---------     ---------


       Loss from operations.........    (2,051)       (6,266)       (8,306)      (10,786)     (208,441)

Interest expense....................         -             -             -             -       (15,500)
                                    ----------     ---------    ----------     ----------     ---------


       Loss before income taxes.....    (2,051)       (6,266)       (8,306)       (10,786)    (223,941)


Income tax provision (Note 3).......         -             -             -              -            -
                                    ----------     ---------    ----------     ----------     ---------

       Net loss.....................$   (2,051)    $  (6,266)   $   (8,306)    $  (10,786)  $ (223,941)
                                    ==========     =========    ==========     ==========   ===========


Basic and diluted loss per share....$    (0.00)    $    0.00    $    (0.00)    $     0.00
                                    ==========     =========    ==========     ==========

Weighted average common shares
  outstanding....................... 2,748,920     2,742,920     2,748,920      2,719,898
                                     =========     =========     =========      =========



           See accompanying notes to condensed financial statements


                           ST. JOSEPH ENERGY, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows
                                  (Unaudited)

                                                                              March 19,
                                                                                1999
                                                                             (Inception)
                                                     Nine Months Ended         Through
                                                       September 30,         September 30,
                                                       _____________
                                                      2003       2002           2003
                                                      ____       ____           ____
           Net cash used in
             operating activities................. $  (6,646)  $   (5,532)  $  (40,077)
                                                    --------    ---------    ---------

Cash flows from investing activities:
  Acquisition of property and equipment...........         -            -      (14,363)
  Payments for mineral lease interests............         -            -     (135,000)
                                                    --------    ---------    ---------
           Net cash used in
             investing activities.................         -            -     (149,363)
                                                    --------    ---------      -------

Cash flows from financing activities:
  Capital contributed by an officer (Note 2)......     1,000            -        1,000
  Proceeds from the sale of common stock..........         -       11,800      189,230
  Payments for offering costs.....................         -            -         (710)
                                                    --------    ---------    ---------
           Net cash provided by
             financing activities.................     1,000       11,800      189,520
                                                    --------    ---------    ---------
             Net change in cash...................    (5,646)       6,268           80

Cash, beginning of period.........................     5,726        1,762            -
                                                    --------    ---------    ---------
Cash, end of period............................... $      80   $    8,030   $       80
                                                    ========    =========    =========
Supplemental disclosure of cash flow
    information:
Income taxes...................................... $       -   $        -   $        -
                                                    ========    =========    =========
Interest.......................................... $       -   $        -   $        -
                                                    ========    =========    =========
Non-cash investing and financing activities:
Mineral lease interests acquires for debt......... $       -   $        -   $  200,000
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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

(2) Related Party Transactions

An officer contributed office space to the Company for all periods presented. The office space was valued at $200 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent with a corresponding credit to contributed capital.

During the three months ended September 30, 2003, an officer contributed $1,000 to the Company for working capital.

(3) Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

(4) Subsequent Event

During October 2003, the Company sold 250,000 shares of its common stock for $1,250 ($.005 per share). Following the sale, the Company had 2,998,920 common shares issued and outstanding

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenues

We are considered as being a development stage company. As of the three month and nine month periods ended September 30, 2003, we did not generate any revenues as compared to generating no revenues for the three month and nine month periods ended September 30, 2002.

Operating Loss

As of the three month period ended September 30, 2003, we incurred a net loss before income taxes of $2,051 as compared to a net loss before income taxes of $6,266 for the three month period ended September 30, 2002. This represents a decrease in net operating losses of approximately 67%. The substantial decrease in the net loss was a result of the decrease in our payment of professional fees of approximately 90%.

For the nine month period ending September 30, 2003, and the nine month period ending September 30, 2002, we incurred a net loss before income taxes of $8,306 and $10,786, respectively, representing an approximate 23% decrease in net losses before income taxes. This decrease was primarily the result of our decrease in professional fee expenses of approximately 59%.

We have incurred cumulative losses from March 19, 1999 (date of inception) to September 30, 2003. At September 30, 2003, we had a cumulative deficit of $223,941. We will continue to incur losses during the foreseeable future and have yet to achieve any revenues with which to offset our operating expenses.
We will need additional working capital to develop our operations in our attempt to achieve profitability. As of the date of this report, we have no agreements or understandings with any third parties regarding additional capital, and we cannot guarantee that we will be successful in obtaining capital upon terms acceptable to us, if at all. We cannot guarantee that we will be successful in obtaining any capital upon terms acceptable to us. Our failure to secure necessary financing could have a material adverse effect on our financial condition and results of operations. Additionally, for the period ended September 30, 2003, we had a total shareholders' deficit of $23,621.

Income Taxes

We record our income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". We incurred net operating losses during the nine months ended September 30, 2003 resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Liquidity and Financial Resources

We had a negative working capital of $26,216 at the period ended September 30, 2003. For the period ended September 30, 2003, cash used in operating activities was $6,646, as compared to $5,532 for the nine month period ended September 30, 2002. For the nine month period ended September 30, 2003, there was no cash used in or provided by investing activities as compared to no cash used in or provided by investing activities for the nine month period ended September 30, 2002. For the nine month period ended September 30, 2003, financing activities provided $1,000 as compared to providing $11,800 in the nine month period ended September 30, 2002. As a result, net cash decreased by $5,646 for the nine month period ended September 30, 2003, as compared to an increase of $6,268 for the period ended September 30, 2002.

During the nine month period ended September 30, 2003, we did not offer for sale any equity in St. Joseph.

For the next 12 months, we propose to satisfy our cash requirements by the generation of revenues through earned commissions on the sale of products/art. Additionally we propose to raise capital through the issuance of up to 3,000,000 shares of our $0.001 par value common stock by virtue of a private placement and/or acquisition. We my also explore the potential of a public offering.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None

ITEM 5.  Other Information.

On October 27, 2003, our Board of Directors authorized the issuance of 250,000 shares of our common stock for a total consideration of $1,250 representing $.005 per share to one (1) accredited investor.

On October 27, 2003, the Company received and accepted the resignations of Messers. Thomas J. Waltz, Greg E. Anderson and Randel C. Gahm from the Board of Directors. Additionally, the Board of Directors appointed Mr. John H. Simmons as a Director of the Company. Mr. Simmons has been in the insureance, real estate and professional Employer Organization business for over 30 years. Mr. Simmons has held positions of District Agent and State Manager for New England Life, Senior Consultant to Administaf, Inc., Chief Operationg Officer of Serrios International, Inc. and Director of Lacerte Technologies, Inc.

On November 6, 2003, the Company filed in the State of Colorado, Articles of Amendment to its Articles of Incorporation, to change its name from St. Joseph Energy, Inc. to St. Joseph, Inc. As of the date of this report, the amendment is under review by the State of Colorado. The change was adopted by the Board of Directors, in which shareholder action was not required. A copy of the submitted Articles of Amendment are filed herein as Exhibit "A".

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

      Exhibit A.      Articles of Amendment to Articles of Incorporation
      Exhibit 31.1    Certifications pursuant Section 302 of the Sarbanes-Oxley
                      Act of 2002.  David O. Johnson
      Exhibit 31.2    Certifications pursuant Section 302 of the Sarbanes-Oxley
                      Act of 2..2.  Kenneth L. Johnson
      Exhibit 32.1    Certifications pursuant to Section 906 of the Sarbanes-
                      Oxley Act of 2002.  David O. Johnson
      Exhibit 32.2    Certifications pursuant to Section 906 of the Sarbanes-
                      Oxley Act of 2002.  Kenneth L. Johnson

(b)  Form 8-K

There have been no reports filed on Form 8-K for the period.


                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


St. Joseph Energy, Inc.
_______________________
 (Registrant)


/s/David O. Johnson
____________________
David O. Johnson
President

Date:	November 17, 2003