Form 10KSB
period 2003-12-31
ST JOSEPH ENERGY INC
filed 2004-04-15
CIK 1177135

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________

Commission file number: 0-49936

                                St. Joseph, Inc.
                           ________________________
                (Name of small business issuer in its charter)


          Colorado                                              CH47-0844532
_______________________________                              _________________
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


4870 S. Lewis, Suite 250, Tulsa, OK                                74105
_______________________________________                       _______________
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:      (918) 742-1888

Securities registered under Section 12(b) of the Act: 	None

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

Issuer's revenues for its most recent fiscal year: $0.00

Aggregate market value of voting stock held by non-affiliates of the issuer as of: 12/31/03: $309,480

Number of shares of common stock, $.001 par value, outstanding on 12/31/03 was 4,491,712

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format:  Yes   [   ]     No   [ X ]

                           St. Joseph Energy, Inc.

                                 FORM 10-KSB
                              TABLE OF CONTENTS

                                    PART I
                                                                   PAGE

ITEM 1.  DESCRIPTION OF BUSINESS                                     1

ITEM 2.  DESCRIPTION OF PROPERTY                                     5

ITEM 3.  LEGAL PROCEEDINGS                                           5

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         5

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS    6

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATIONS                                       8

ITEM 7.  FINANCIAL STATEMENTS                                       11

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                     11

ITEM 8A. CONTROLS AND PROCEDURES                                    11

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
         AND CONTROL PERSONS; COMPLIANCE WITH SECTION
         16(a) OF THE EXCHANGE ACT                                  12

ITEM 10. EXECUTIVE COMPENSATION                                     16

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT                                      17

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             18

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                           19

ITEM 14.  CONTROLS AND PROCEDURES                                   19

FORWARD LOOKING STATEMENTS

References in this document to "us," "we," "the Company," or "St. Joseph" refer to St. Joseph, Inc.

This report contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on certain assumptions and describe future plans, strategies and expectations of the Company. They are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. These statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual performance, events or results may differ materially from such forward-looking statements.
We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from current expectations include, but are not limited to, changes in general economic conditions, changes in interest rates, legislative and regulatory changes, the unavailability of equity and debt financing, unanticipated costs associated with our potential acquisitions, expanding a new line of business, ability to meet competition, loss of existing key personnel, ability to hire and retain future personnel, our failure to manage our growth effectively and the other risks identified in this filing or other reports of the Company filed with the U.S. Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our other filings with the U.S. Securities and Exchange Commission.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business
________

(a)   Business Background

St. Joseph, Inc. ("St. Joseph" or the "Company") was organized as a Colorado Corporation on March 19, 1999, as Pottery Connection, Inc. On March 19, 2001, St. Joseph changed its corporate name from Pottery Connection, Inc. to St. Joseph Energy, Inc. in anticipation of changing its business purpose to the exploration and development of oil and gas properties. However, after the unsuccessful investment in two oil wells located in the State of Louisiana, St. Joseph elected to abandon that endeavor and return to its original business purpose. On November 6, 2003, St. Joseph Energy, Inc., changed its corporate name to St. Joseph, Inc.

St. Joseph conveyed its oil and gas working interests to a third party, a shareholder of the Company, in exchange for debt, which was an "as is" conveyance. St. Joseph has no reason to believe or has any knowledge of any anticipated liability from any lingering environmental issue or other liability from the oil and gas exploits in the State of Louisiana.

(b) Business of St. Joseph

St. Joseph was originally organized to produce and sell pottery of all forms, as well as, publish and sell, on both a wholesale and retail basis; (i) limited edition fine art lithographs, serigraphs, bas-reliefs, sculptures, aquatints and etchings; (ii) oil and acrylic paintings and other original works of art; and
(iii) posters, and limited editions of other pottery artifacts. St. Joseph had determined to establish itself in a niche market, by developing a gallery on the Internet ("gallery on the web"), which was to be a web site to facilitate online retail sales. St. Joseph at this time does not own nor does it propose to not establish art galleries at physical locations and all sales were to have taken place through its web site. St. Joseph's did not generate any sales through the proposed web site. The domain name of, www.gallerysaintjoseph.com, has been reserved by the Company. However, at this time, St. Joseph has elected to abandon its current business purpose and will now focus on the growth and further development of its wholly owned subsidiary, Staf*Tek Services, Inc.

(c)  Acquisition of Staf*Tek Services, Inc.

On December 2, 2003, the Company entered into an Agreement of Exchange and Purchase and Sale (the "Agreement") with Staf*Tek Services, Inc. ("Staf*Tek"), an Oklahoma corporation. Staf*Tek was organized as an Oklahoma corporation on January 2, 1997. The purchase of Staf*Tek by the Company took place on December 2, 2003 and the acquisition closed on January 2, 2004 at which time Staf*Tek became a wholly owned subsidiary of St. Joseph.

Pursuant to the terms of the Agreement, the Company acquired 100 percent of the issued and outstanding shares of Staf*Tek's common stock in exchange for (1) 380,500 shares of the Company's $.001 par value convertible preferred stock;
(2) 219,500 shares of the Company's $.001 par value common stock; and (3) $200,000 in cash. The Company's convertible preferred stock has a face value of $3.00 per share with a yield of 6.75 percent dividend per annum, which is paid quarterly on a calendar basis for a period of five (5) years. The Company paid $6,122 in preferred stock dividends as of December 2003. The convertible preferred stock may be converted to the Company's common stock at the rate of one share of convertible preferred stock for one share of common stock at any time by the shareholder. The convertible preferred stock can be called for redemption by the Company no sooner than two (2) years after the date of issuance, and only if the Company's common stock is trading on a recognized United States stock exchange for a period of no less than thirty consecutive trading days at a market value of $5.00 or more per share. However, there is no publicly trading market at this time.

As of March 1, 2004, the Company had paid the $200,000 cash owed under the terms of the Agreement.

(d)  Business of Staf*Tek Services, Inc.

Staf*Tek specializes in the recruiting and placement of professional technical personnel on a temporary and permanent basis. Staf*Tek provides Information Technology employees in areas ranging from multiple platform systems integration to end-user support, including specialists in programming, networking, systems integration, database design and help desk support. Staf*Tek's candidate databases concerning Information Technology (IT) experience, skills, and performance are continually being updated regarding new referrals and existing candidates. Staf*Tek's contract services are performed by a nucleus of both permanent and temporary professionals. Staf*Tek responds to a broad range of assignments from technical one-person assignments to major projects including, but not limited to: Internet/Intranet Development, Desktop Applications Development, Project Management and Completion, Enterprise Systems Development, SAP Implementation and Legacy MainFrame Projects. Staf*Tek also provides computer training, online assessments and certification at its web-site www.staftek.com through Get Smart Online. The Get Smart Online technology provides anyone with internet access the opportunity to get tested and certified in over fifty (50) Information Technology skill sets.

Staf*Tek was founded on the premise that there was an increasing demand for high quality outsourced professional services. Staf*Tek's business premise combines the client service orientation and commitment to quality. Staf*Tek is positioned to take advantage of what the Company believes are two converging trends in the outsourced professional services industry; increasing demand for outsourced professional services by corporate clients and increasing the supply of professionals interested in working on an outsourced basis. Staf*Tek believes that its business premise allows it to offer challenging yet flexible career opportunities, attract highly qualified, experienced professionals and, in turn, attract clients with varying professional needs.

As of March 31, 2004, Staf*Tek employed 23 professional service associates which are on assignment. Staf*Tek has placed its service contract professionals with six (6) clients. These clients include, MCI, Conoco Phillips, SUNOCO, Inc., TMS Sequioa, Inc. Phillips, Inc. and PPCO/SA. The outsourcing placement business is a multi billion dollar business, which generated an estimated $58.6 billion dollars nationally in annual revenues in 2002.

While Staf*Tek has several clients, it is primarily dependant on its one large client, MCI. In the past 12 months, MCI accounted for approximately 66% of Staf*Tek's total revenues. The loss of this client or in the event that there is a decrease in business could have a material adverse effect on Staf*Tek's business. (See Risk Factor "MCI is Staf*Tek's Largest Client".)

Staf*Tek is primarily a regional professional service firm that provides experienced and highly qualified information technology personnel who can demonstrate diversity, and flexibility in the work force.

Staf*Tek has determined that its market is primarily in the Tulsa, Oklahoma area which is a market of approximately $30,000,000 dollars in annual revenues.
Thus, Staf*Tek has estimated that within a 12 month period it could penetrate the market by 20% and generate annual revenues of approximately $6,000,000 dollars. In order to reach this goal the Company proposes to hire one (1) additional sales personnel and increase its advertising.

Staf*Tek currently has one office located in Tulsa, Oklahoma. However, as the business begins to develop, it will open an office in Dallas, Texas within the next 12 months.

Industry Background
___________________

Staf*Tek's services address a range of professional areas. The market for professional services is broad and independent, thus, independent data on the size of the market is fragmented. For instance, the most recent annual figures, conducted in 2002 by Staffing Industry Analysis, Inc. put the size of the professional sector of the staffing industry at $58.6 billion dollars. Staf*Tek believes it is a viable alternative in providing clients with professionals who need the Staf*Tek's services because clients can:

* strategically access specialized skills and experiences;
* effectively supplement internal resources;
* increase labor flexibility; and
* reduce their overall hiring and training costs.

Typically, companies use a variety of alternatives to fill their project and non-project professional service needs. Companies may outsource entire projects to consulting firms; this provides them access to the expertise but often entails significant cost and less management control of a project. Companies may use contract employees from traditional staffing firms. This allows resources to be applied on a project basis without increasing the number of employees.

However, it has been flexibility that has caused the staffing industry employment to double in the 1990s and it is the reason the staffing industry employment declined over the past several years. And, flexibility is the reason that the staffing industry employment will resume its growth as the economy strengthens. Employees and business need flexibility.

Supply of Professionals
_______________________

Concurrent with the growth in the demand for outsourced services, Staf*Tek is of the belief, based on discussions with Staf*Tek associates, that the number of professionals seeking work on a project and non-project basis has increased due to a desire for:

* more flexible hours and work arrangements, coupled with competitive wages and benefits; and
* challenging engagements that advance their careers, develop their skills and add to their experience.
* the Company maintains its own database of 15,000 trained professionals.

Marketing and Recruiting
________________________

The Company markets its temporary and permanent staffing services to business clients as well as employment candidates. Marketing and recruiting directed to business clients and employment candidates consists primarily of yellow pages advertisements, classified advertisements, websites, trade shows and web-site promotion on the Internet.

Staf*Tek and its subsidiary own several trademarks, service marks and trade names, including the getsmartonline.com, staftek.com, confidentialsearch.com and stjosephinc.com.

Management of the Company's temporary and permanent staffing operations is coordinated from its headquarters in Tulsa, Oklahoma. The Company's headquarters provides support and centralized services related to administrative, marketing, public relations, accounting and training.

Staffing in the Future
______________________

Because the staffing industry allows business to quickly adjust their labor levels up or down to match demand for their products or services, it is highly sensitive to economic cycles. Historically when the economy is weakening, temporary and contract staffing falls. As the economy is recovering, more jobs ensue and staffing employment rebounds.

The U.S. Bureau of Labor Statistics predicts that more jobs will be created in personnel supply services, which includes staffing, than in any other industry in this decade, and that it will be the fifth fastest growth industry through 2010. In addition, two of the top three fastest growth industries; computer/ data processing, and health services are major components of the staffing industry.

After this most recent recession, both employees and companies will be looking for increased flexibility. Both will benefit as flexibility helps boast employment and economic growth, and, both will benefit as flexibility improves over all economic security and stability.

Competition
___________

The Company's temporary and permanent staffing services face competition in attracting clients as well as high-quality specialized employment candidates. The temporary and permanent placement businesses are highly competitive, with a number of firms offering services similar to those provided by the Company on a national, regional or local basis. In many areas the local companies are the most successful competitors. The most significant competitive factors in the temporary and permanent placement businesses are price and the reliability of service, both of which are often a function of the availability and quality of professional personnel. The Company believes it derives a competitive advantage from its extensive experience with and commitment to the specialized employment market,

Temporary employees placed by the Company are, in fact, the Company's employees for all purposes while they are working on assignments. The Company pays the related costs of employment, such as workers' compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides access to voluntary health insurance coverage to interested temporary employees.

Reports to security holders
___________________________

The Company will send an annual report, together with audited Financial Statements of the Company to security holders.

Any member of the public may read and copy any materials the Company files with the Securities and Exchange Commission at the Securities and Exchange Commission's Public Reference Room at Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 2.  DESCRIPTION OF PROPERTY

Staf*Tek leases approximately 3317 square feet of office space from a non-affiliated third party at 4870 South Lewis, Suite 250, Tulsa, OK 74105 and requires monthly lease payments of $3,870.

ITEM 3.  LEGAL PROCEEDINGS

The Company nor its officers and directors are a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's shareholders during the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of the date of this Form 10-KSB, there is no public trading market for the Company's Common Stock.

The Company proposes to engage a broker/dealer to file with the NASD to have its Common Stock traded on NASD's OTC Bulletin Board upon effectiveness of a Registration Statement the Company has filed with the Securities and Exchange Commission ("SEC").

The authorized capital of the Company is One Hundred Million (100,000,000) common shares with a par value of $0.001 per share. As of the date of this Form 10-KSB, there are 4,491,712 common shares issued and outstanding, of which 1,701,720 shares could be sold pursuant to Rule 144 under the Securities Act of 1933, as amended. The Rule provides that a minimum of one year must elapse between the date of the acquisition of the restricted securities from the issuer or an affiliate of the issuer, whichever is later. Shares held by a non-affiliate who hold the shares for a combined two (2) year period may be sold without limitations under Rule 144(k). However, shares purchased by an "affiliate" of St. Joseph are restricted until the minimum holding period of one
(1) year has elapsed. At such time the restricted legend may be removed and may be sold in the event that there is an effective registration statement and there is a publicly trading market for the securities. However, an affiliate will always be bound by Rule 144.

The Company has not agreed to register any shares of Common Stock under the Securities Act of 1933, as amended, for sale by security holders. None of the holders of the Company's common shares have any right to require the Company to register its common shares pursuant to the Securities Act of 1933.

There are 2,800,000 outstanding options or warrants to purchase shares, and 386,208 securities convertible into, shares of the Company's Common Stock. The options may be converted into common shares at an exercise price of $0.10 per share and the preferred shares may be converted into common shares on a one for one basis.

As of December 31, 2003, the number of holders of record was approximately 105.

The Company has never paid a cash dividend on its Common Stock nor does the Company anticipate paying cash dividends on its Common Stock in the near future. It is the present policy of the Company not to pay cash dividends on the Common Stock but to retain earnings, if any, to fund growth and expansion. Any payment of cash dividends of the Common Stock in the future will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors the Board of Directors deems relevant.

The Company has not established an Equity Compensation Plan and has not authorized the issuance of any securities for under such plan.

During December 2003, the Company sold 20,000 shares of its common stock for $.50 per share pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933 (the "Act"), as amended. The Company received gross proceeds of $10,000.

During December 2003, the Company issued 3,292 shares of its common stock in exchange for legal services related to the Staf Tek acquisition. The transaction has been valued based on contemporaneous common stock sales at $1,646, or $.50 per share.

During October 2003, the Company issued 250,000 shares of its common stock to an individual in exchange for services provided to the Company. The transaction was valued at the cost of the services rendered as the common stock had no publicly traded market value on the date of the transaction. The Company recognized stock-based compensation expense totaling $1,250 as a result of the transaction.

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

In general, under Rule 144 as currently in effect, a shareholder, including an affiliate of St. Joseph, may sell shares of Common Stock, after at least one year has elapsed since such shares were acquired from St. Joseph or an affiliate of St. Joseph. The number of shares of Common Stock which may be sold within any three-month period is limited to the greater of one percent of the then outstanding shares of Common Stock or the average weekly trading volume in the Common Stock during the four calendar weeks preceding the date on which notice of such sale was filed under Rule 144. Certain other requirements of Rule 144 concerning availability of public information, manner of sale and notice of sale must also be satisfied. In addition, a shareholder who is not an affiliate of St. Joseph (and who has not been an affiliate of St. Joseph for 90 days prior to the sale) and who has beneficially owned shares acquired from St. Joseph or an affiliate of St. Joseph for over two years may resell the shares of Common Stock without compliance with the foregoing requirements under Rule 144.

No predictions can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Common Stock prevailing from time to time. Nevertheless, sales of substantial amounts of Common Stock, or the perception that such sales may occur, could have a material adverse effect on prevailing market prices.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Risk Factors following this discussion, and elsewhere in this Report on Form 10-KSB.

General

The Company has not generated revenues since its inception, however, in December of 2003, St. Joseph acquired Staf*Tek Services, Inc. and now generates it operating revenues exclusively from its wholly owned subsidiary, Staf*Tek. St. Joseph, through its wholly owned subsidiary, Staf*Tek, is a regional recruiting and placement of professional technical personnel on a temporary and permanent project basis. Staf*Tek assists its clients with projects that require specialized expertise ranging from multiple platform systems integration to end-user support, including specialists I programming, networking, systems integration, database design and help desk support.

St. Joseph was formed as a Colorado Corporation in March of 1999, with the purpose of entering the art industry; however, in March of 2001, St. Joseph abandoned its original business purpose and pursued a business interest I the oil and gas business. However, that endeavor was not successful, and St.
Joseph again returned to its original business purpose. In December of 2003, St. Joseph elected to pursue a new business purpose and on December 2, 2003, St. Joseph entered into an agreement of Exchange and Purchase and Sale with Staf*Tek Services, Inc. ("Staf*Tek"), an Oklahoma corporation.

On January 2, 2004, St. Joseph completed the acquisition of Staf*Tek by acquiring all of the issued and outstanding common shares of Staf*Tek. Since inception, Staf*Tek has been a leader in the recruiting and placement of professional technical personnel on a temporary and permanent basis in the Tulsa, Oklahoma area. In 1999, Staf*Tek was ranked 10th as one of the most successful businesses in the Tulsa, OK area. In 1998, Staf*Tek had total gross revenues of $5,373,233, up from $1,149,830 in 1996. While the Company has not reached its high, new management is of the belief it can again capture 20% of the $30,000,000 in revenues that are generated by the industry in the Tulsa, OK area.

The primary reason that the revenues have declined since 1998 is because its President and CEO passed away in 2001. Mr. Alan Bell was an integral part of Staf*Tek's operation and his death had a material detrimental effect on Staf*Tek and its revenues.

Staf*Tek generates its revenue primarily by contracting with its clients to provide its associates. The clients involved on an hourly basis for the professional services of its associates.

Staf*Tek's Results of Operations: Year ended December 31, 2003 versus December 31 2002.

St. Joseph, while in existence since March 19, 2001, has never generated any revenues. St. Joseph's wholly owned subsidiary has been successful in generating revenues since its inception, January 2, 1997.

For the year ending December 31, 2003, Staf*Tek's total service revenues increased by $382,001 or approximately 33%, to $1,550,442, as compared to $1,168,441 for December 31, 2002. Net income went from a negative $264,169 for the year ended December 31, 2002, to a positive net income of $26,190 for the year ended December 31, 2003.

Staf*Tek attributes its increases in service revenues to positive economic conditions and the increase in business with its primary client, MCI. Staf*Tek proposes to increase its sales force and to re-establish relationships with clients that have been inactive.

Material Accounting Policies

The discussion and analysis of St. Joseph's condition and result of operations are based on the consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimates and assumptions that effect the reported amounts and disclosures.


                                 RISK FACTORS

The Company's business prospects are subject to various risks and uncertainties that impact its business. The most important of these risks and uncertainties are as follows:

1.  Limited Operating History; History of Losses

St. Joseph was incorporated in the State of Colorado on March 18, 1999, and until it acquired Staf*Tek Services, Inc., an Oklahoma corporation, had not carried on any significant operations and was considered to be in its development stage. Accordingly, St. Joseph has limited operating history as a holding Company. However, its wholly owned subsidiary Staf*Tek, has generated positive revenues since its inception, January 2, 1997. There is no assurance that the Company through the operation of its wholly owned subsidiary will continue to achieve profitability in the future in such a competitive market.


2.  Dependence on Wholly Owned Subsidiary.

St. Joseph has not generated any revenues since its inception, and in the future, St. Joseph does not expect to generate any revenues. St. Joseph will look to its wholly owned subsidiary for revenues. St. Joseph cannot predict if Staf*Tek will continue to be successful in the future.

3.  New Business Strategy.

St. Joseph has responded to losses that have been incurred since inception and lack of revenues and has adapted a new business strategy. St. Joseph has abandoned its pottery and development of art galleries and its oil and gas ventures and has now entered into the information technology (referred to IT) services to a broad range of clients. St. Joseph believes that this business endeavor can be profitable due to the experience and the quality of management that St. Joseph has acquired. The market St. Joseph is entering is highly competitive and it is likely that only the best managed and most efficient companies providing the best IT services will economically survive in such a market.

4.  Dependence on Key Personnel.

St. Joseph and its wholly owned subsidiary, Staf*Tek, is dependent, to a great extent, on the experience, abilities, and combined service of John H. Simmons, the Company's President and CEO. The loss of services of John H. Simmons or other key personnel could have a material adverse effect on the Company's business, financial condition or results of operations. St. Joseph, currently, does not have key man life insurance on the life of John H. Simmons, but expects to obtain life insurance in the last quarter of fiscal year, 2004.

5.  Business is Highly Dependent Upon the State of the Economy.

The demand for the Staf*Tek's temporary and permanent staffing services, is highly dependent upon the state of the economy and upon the staffing needs of the Staf*Tek's clients. Any variation in the economic condition or unemployment levels in the United States or in the economic condition of the region Staf*Tek services, or in any specific industry may severely reduce the demand for the Company's services and thereby significantly decrease the Company's revenues and profits.

6.  Availability of Candidates.

The Company's temporary and permanent staffing services business consists of the placement of individuals seeking temporary and permanent employment. There can be no assurance that qualified candidates for employment will continue to seek employment through Staf*Tek. Qualified candidates generally seek temporary or permanent positions through multiple sources, including Staf*Tek and its competitors. Any shortage of qualified candidates could materially adversely affect the Company's revenues.

7.  Highly Competitive Business.

The temporary and permanent staffing services business is highly competitive and, because it is a service business, the barriers to entry are quite low. There are many competitors, some of which have greater resources than the Company, and new competitors are entering the market all the time. In addition, long-term contracts form a negligible portion of the Company's revenue. Therefore, there can be no assurance that the Company will be able to retain clients or market share in the future. Nor can there be any assurance that the Company will, in light of competitive pressures, be able to remain profitable or, if profitable, maintain its current profit margins. If Staf*Tek fails to compete successfully in this highly competitive market in which Staf*Tek operates, its business, financial condition, and results of operations will be materially and adversely affected.

8.  Changes in Technology.

The market for IT services change rapidly because of technological innovation, new product introductions, changes in customer requirements, declining prices and evolving industry standards, among other factors. New products and new technology often render existing information services or technology infrastructure obsolete, excessively costly or otherwise unmarketable. As a result, Staf*Tek's success depends on its ability to timely innovate and integrate new technologies into its service offerings. Staf*Tek cannot guarantee that it will be successful in adapting and integrating new technologies into its service offerings in a timely manner. Thus, these changes in technologies could adversely affect Staf*Tek competitiveness, revenues and profits.

9.  MCI is Staf*Tek's Largest Client.

At the present time, MCI is Staf*Tek's largest client and makes up 66% of its
business.   The loss of this client or the decline in business could have a material adverse effect on the Company's revenues and profits.

ITEM 7.  FINANCIAL STATEMENTS.

St. Joseph's audited Financial Statements are attached as a Schedule.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, John H. Simmons, St. Joseph's Chief Executive Officer and Kenneth L. Johnson, its acting Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of the Company's disclosure controls and procedures, they have concluded that St. Joseph's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in their periodic SEC filings. Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after the evaluation date and the date of this report.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following information sets forth the names of the directors, executive officers, promoters control persons of the Company, their present positions with the Company, and their biographical information.

Name                                    Age         Office

John H. Simmons(1)                      51       President/CEO/Director
Kenneth L. Johnson(1)                   44       Secretary-Treasurer/Director
Bruce Schriener(1)                      49       Director
Kimberly A. Samon(1)                    36       Director
Dr. Milton S. Harbuck, D. D. S. (1)     75       Director
Jerry A. Malone(1)                      64       Director
Gerald McIlhargey(1)                    56       Director

(1) These persons may be deemed "promoters" of the Company as that term is defined under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

Executive Officers and Directors

John H. Simmons, President, C.E.O. - Mr. Simmons has been President and Chief Executive Officer of St. Joseph, Inc. since October, 2003. Mr. Simmons is also an Officer and Director of Staf*Tek. Before becoming St. Joseph's Chief Executive Officer, Mr. Simmons served as Director of Business Development for Lacerte Technologies, a national technologies corporation, from June 2001 through May 2003. Prior to joining Lacerte, Mr. Simmons served as Executive Vice-President for Seirios International, a professional employer organization, from September1996 to August, 2000. During his tenure with Seirios, Mr. Simmons was appointed President and Chief Operating Officer in August, 2000 and served in that capacity until June, 2001

Kenneth L. Johnson - Mr. Johnson has been a Director and Secretary/Treasurer of the Company since April of 2000. Mr. Johnson has been the Secretary/ Treasurer and Director of Staf*Tek from December of 2003, to the present.
For the past nine years, Mr. Johnson has been employed as a senior support representative with College Bookstore Management Systems (CMBS), a division of Nebraska Book Co., Inc. A provider of point of sale and inventory control computer software for the college bookstore industry. Mr. Johnson is involved in product development, customer support and training.

Mr. Johnson graduated from Hastings College in 1985, earning a Bachelor of Arts Degree in Business Administration.

Bruce E. Schreiner, CPA - Mr. Schreiner, CPA, has been a Director of the Company since October of 2003. Mr. Screiner has also been a Director of Staf*Tek Services, Inc. since October, 2003, to the present. Mr. Schreiner is a partner in the accounting firm of Schroeder & Schreiner,

P.C. He served as an Agent with the Internal Revenue Service for over five years, culminating in an appointment to the Technical and Review Staff of Omaha, Nebraska, for the Nebraska District.

Mr. Schreiner is a member of the American Institute and Nebraska Society of Certified Public Accountants and the Grand Island Area Chamber of Commerce. Mr. Schreiner is currently on the Board of Directors of Sense Technologies, Inc., a public company.

Mr. Schreiner graduated magna cum laude from Hastings College in 1975 earning a Bachelor of Arts Degree in both Economics and Business Administration with emphasis in accounting.

Kimberly A. Samon - Ms. Samon has been a Director of St. Joseph since March 2004. Ms. Samon worked with Kinko's, Inc., a business service company, from April 2003 through December 2003 in an executive HR position. From April 2002 through March 2003, Ms. Samon worked for Lacerte Technologies, Inc., a human resources consulting, outsourcing and technologies firm. From 1998 through December 31, 2001, Ms. Samon worked for HQ Global Workplaces & Office Services Company.

In 1996, Ms. Samon graduated from Stetson University College of Law, located in St. Petersburg, Florida, with a JD degree. In 1993, Ms. Samon graduated from Mercer University's School of Business and Economics in Atlanta, Georgia. Ms. Samon graduated from Cornell University in 1990

Dr. Milton S. Harbuck, D. D. S. - Dr. Harbuck has been a Director of the Company since December of 2003. Dr. Harbuck has practiced dentistry at a senior level at the Veterans Administration in Little Rock, Arkansas for a number of years. During the 1990's Dr. Harbuck was involved in Private Practice on a part-time basis. Dr. Harbuck served as Chief of the Dental Services for John McClellan Veterans Administration Medical Center in the late 1980's. Dr. Harbuck is an active member in the American Dental Association as well as the Arkansas State Dental Association.

Dr. Harbuck is a graduate of the University of Tennessee College of Dentistry, Memphis Tennessee.

Jerry A. Malone - Mr. Malone has been a Director of the Company since March of 2004. Mr. Malone is currently a consultant for a medical supply company, after serving nine years as Executive Vice President for Medquik Supply, Inc (a medical sales and computer technology company) in Ft. Lauderdale, FL. Prior to Medquik, Mr. Malone was President of Malone & Malone Systems, Inc. for ten years.

Mr. Malone is a graduate of Louisiana Tech University and Louisiana State University.

Gerald McIlhargey - Mr. McIlhargey has been a Director of St. Joseph since March of 2004. Mr. McIlhargey has spent over 25 years in management consulting for public companies. In his various management roles, Mr. McIlhargey has extensive experience in Marketing and Manufacturing as well as the Financing of Public Companies. Mr. McIlhargey has had a key role with several public companies, including International Corona Resources, Collingwood Energy, Sense Technologies Inc. and Male Leaf Petroleum.

Mr. McIlhargey received a Bachelor of Education degree from Simon Fraser University in British Columbia, Canada in 1972.

The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. There are no family relationships among the Company's officers and directors, nor are there any arrangements or understanding between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or
director.  The Directors held 	meetings and took action eleven (11) times by
written consent during the fiscal year ended December 31, 2003.

Advisory Board

In February of 2004, St. Joseph's Board of Directors elected to establish an Advisory Board to advise the Board of Directors on new business development, procedures, technologies, new business practices and effective businesses practices with respect to professional employer organization. The Advisory Board Member's biographies are as follows:

Kimberly Alexandrich, was appointed to the Advisory Board on March 23, 2004. Ms. Alexandrich in the past five years worked at Inercore, Inc. and as General Manager of Somerset Growers, Inc.

Donal Kent Ford, was appointed to the Advisory Board on February 3, 2004.
For the past ten years Mr. Ford has been President of Pinnacle Financial Services, Inc., a Third Party Administrator for Pension and Profit Sharing Plans located in Lantana, FL. Mr. Ford is a Credentialed Member of the American Society of Pension Actuaries and is actively involved in the South Florida Benefits Council.

David Goler, was appointed to the Advisory Board on February 3, 2004. For the past ten years Mr. Goler has worked for Pinnacle Financial Services, Inc. as National Marketing Director.

John Hershenberg, was appointed to the Advisory Board on February 3, 2004. Mr. Hershenberg, For the past seven years, has worked for Inercore, Inc. a national marketing firm dedicated to the marketing support of Professional Employer Organizations.

Ted Key, was appointed to the Advisory Board on March 23, 2004. For the past seven years Mr. Key worked with Lincoln Financial Advisors focusing on investment planning and most recently Professional Employer Organization division.

John K. Lucas, was appointed to the Advisory Board on February 3, 2004. In the past five years Mr. Lucas has been Regional Chief Executive Officer for Lincoln Financial Advisors Corporation.

Maureen O'Brien, was appointed to the Advisory Board on February 3, 2004. For the past two years Ms. O'Brien has worked as Executive Assistant to David Core, CEO of Pinnacle Financial Services, Inc. For seven years prior to that Ms. O'Brien specialized in start up ventures with Real Applications, Inc.

Brian R. Smith, was appointed to the Advisory Board on February 3, 2004. Mr. Smith is a retired Army Major, and has worked for the past seven years in the Professional Employers Organization Industry with Lincoln Financial Advisors Corporation.

Executive Committees


The Company has established two executive committees: An audit committee consisting of Mr. Bruce Schreiner, Ms. Kimberly Samon and Mr. Gerald McIlhargey. A compensation committee consisting of Mr. Bruce Schreiner, Mr. Gerald McIlhargey and Dr. Milton Harbuck. However, there have been no pre-approved policies and procedures established as of the date of this Form 10-KSB.

Promoters

The Company does not have any promoters other than the directors or officers of the Company.

Control Persons

Other than the directors or officers of the Company, which are considered control persons of the Company, Mr. David William Dean Core is the only person holding greater than 20% of the issued and outstanding shares of the Company. (See Item 11-Security Ownership of Certain Beneficial Owners and Management)

David W. D. Core - Mr. Core is a control person in the Company and is the founder and CEO of Pinnacle Financial Services, Inc., which was established in 1984. Mr. Core is a member of the International Association of Financial Planners.

Mr. Core completed his B.S./B.A. degrees at the University of Florida, majoring in finance and has attained the professional certifications of CERTIFIED FINANCIAL PLANNER(tm) practitioner, Certified Life Underwriter and Chartered Financial Consultant.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten percent of our Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in our Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, we have the following report to make under this section: None of our officers or directors, and all persons owning more than ten percent of its shares have filed the subject reports, if required, on a timely basis during the past fiscal year.

ITEM 10. EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

                                                            Long Term Compensation
                        Annual Compensation                 Awards                             Payouts
(a)                   (b)    (c)       (d)       (e)            (f)            (g)               (h)          (i)
Name and                                     Other Annual    Restricted      Securities         LTIP       All Other
Principal                   Salary    Bonus  Compensation   Stock Award(s)   Underlying        Payouts    Compensation
Position             Year    ($)       ($)       ($)            ($)         Options/SARs (#)     ($)          ($)
----------------     ----   -------   -----  ------------    ------------   ---------------    -------    -------------
Hohn H. Simmons      2003   $120,000    0      $7,200(1)         0              2,000,000         0            0
President/CEO
Director

Kenneth L. Johnson   2003                                                         100,000
Secretaryy/Treasurer
Director

Bruce Schreiner      2003                                                         100,000
Director

Kimberly A Samon     2004                                                         100,000
Director

Jerry A. Malone      2004                                                         100,000
Director

Dr. Milton S.
Harbuck              2004                                                         100,000
Director

Gerald McIlhargey    2004                                                         100,000
Director



(1) Mr. Simmons is being provided by the Company a car allowance of $600.00 per month.


The following is a summary of the options awarded to the officers, directors and Advisory Board members.

Option Grants in Last Fiscal Year (Individual Grants)



Name                 Weighted      Number of    Date Issued      Vesting Date   Exercise     Expiration Date
                     averaged      Securities                                   Price per
                     fair value    Underlying                                   share
                                     Options


John H. Simmons         $0         2,000,000   October 28, 2003   Immediately    $0.10       October 28, 2008
Kenneth L. Johnson      $0           100,000   October 28, 2003   Immediately    $0.10       October 28, 2008
Bruce Schreiner         $0           100,000   October 28, 2003   Immediately    $0.10       October 28, 2008
Kemberely A. Samon      $0           100,000     March 23, 2004   Immediately    $0.10         March 23, 2009
Jerry A. Malone         $0           100,000     March 23, 2004   Immediately    $0.10         March 23, 2009
Dr. Milton S. Harbuck   $0           100,000  December 24, 2003   Immediately    $0.10      December 24, 2008
Gerald McIlhargey       $0           100,000     March 23, 2004   Immediately    $0.10         March 23, 2009
John K. Lucas           $0            25,000   February 3, 2004   Immediately    $0.10       February 3, 2009


Donal Kent Ford         $0            25,000   February 3, 2004   Immediately    $0.10       February 3, 2009
David Goler             $0            25,000   February 3, 2004   Immediately    $0.10       February 3, 2009
Brian R Smith           $0            25,000   February 3, 2004   Immediately    $0.10       February 3, 2009
John Hershenberg        $0            25,000   February 3, 2004   Immediately    $0.10       February 3, 2009
Ted Key                 $0            25,000     March 23, 2004   Immediately    $0.10         March 23, 2009
Kimberly Alexandrich    $0            25,000     March 23, 2004   Immediately    $0.10         March 23, 2009
Maureen O,Brien         $0            25,000   February 3, 2004   Immediately    $0.10       February 3, 2009


Director Compensation

The Directors receive no annual compensation other than the original options they received as inducement to become directors in St. Joseph; however, they are reimbursed for out-of-pocket expenses incurred in connection with the Company's business.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of the date hereof, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Company's Common Stock, and (ii) each Director and Officer, and (iii) all Directors and Officers of the Company, as a group:



                   Name and Address         Amount of Beneficial   Percentage
Title of Class    of Beneficial Owner(1)        Ownership (2)       of Class
--------------    -------------------       --------------------   ----------

Common Stock      John H. Simmons-President     1,125,000             25.05%
                  12 Lee Court
                  Trophy Club, TX 76262


Common Stock      David William Lee Core        1,125,000             25.05%
                  6965 N. Grande
                  Baca Raton, FL 33433

Common Stock      Kimberely A. Samon-Director      10,000               .02%
                  14595 Creek Club Drive
                  Alpharetta, GA 30004

Common Stock      Fannk Davis                     250,200              5.57%
                  4903 36th St
                  Columbus, NE 68501

Common Stock      Mark Johnson                    250,000              5.57%
                  5210 East 81st, Suite 134
                  Tulsa, OK 74137

Common Stock      Tom Johnson                    250,000               5.57%
                  8914 Starlamp Lane
                  Huston, TX 77095

Common Stock      Frank Rodriguez                250,200               5.57%
                  3236 Alcott St.
                  Denver, CO 80211

Common Stock      Phyllis L. Bell                250,368               5.57%
                  113 Carter Lake Club
                  Carter Lake, Iowa 51510

Common Stock      Bruce Schreiner-Director             0                  0
                  2535 N. Carleton Ave.,
                  Suite B
                  Grand Island, NE 68802

Common Stock      Kenneth L. Johnson-Director          0                  0
                  Secretary/Treasurer
                  4335 South Street
                  Lincoln. NE 68506

Common Stock      Dr. Milton S. Harbuck, DDS           0                  0
                  Director
                  101 Fieldstone Lane
                  Sherwood, AR 75210-6544

Common Stock      Jerry A. Malone-Director             0                  0
                  3101 Esplanade Ave.
                  Shreveport, LA 71109

Common Stock      Gerald McIlhargey-Director           0                  0
                  495 Howe St., Suite 305
                  Vancouver, B.C. V6C 2T5

                  Total Officers, Directors
                  and shareholders of 5%
                  or more of St. Joseph's
                  common stock as a group      3,5210,768             78.00%
-------------     -----------------------      ----------            --------



[1] All of the security holders listed above own options to purchase shares of the Company's common stock at an exercise price of $.10 per share. (See "Executive Compensation")
[2] Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the Directors or Officers of the Company, nor any proposed nominee for election as a Director of the Company, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of the Company, nor any promoter of the Company, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the date of the Company's incorporation or in any presently proposed transaction which, in either case, has or will materially affect the Company. The Company has not entered into transactions with any member of the immediate families of the foregoing persons, nor is any such transaction proposed.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit No.               Description of Document


3(i)   Articles of Incorporation of Pottery Connection, Inc.                 *
3(ii)  Amended Articles of Incorporation (Name change to St. Joseph          *
         Energy, Inc.)
3(iii) Bylaws of Pottery Connection, Inc.                                    *
3(iv)  Amended Articles of Incorporation (Name change to St. Joseph, Inc.)
4.0    Specimen form of Registrant's common stock                            *
10.1   Exclusive Agreement between David Johnson-St. Joseph Energy, Inc.     *
10.2   St. Joseph Energy, Inc. User Agreement                                *
31.1 John H. SimmonsCertification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Kenneth L. Johnson Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 John H. Simmons Certification pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002
32.2 Kenneth L. Johnson Certification pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

*  Incorporated by reference to a previously filed exhibit or report.

(b) Reports on Form 8-K. During the fiscal year ended December 31, 2003, there were no reports filed on Form 8-K:

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: The Company's auditor is Cordovano and Honeck, P.C., located at 201 Steele Street, Suite 300, Denver, Colorado 80206 and the Company paid them $10,050 in audit and review fees for the fiscal year ended December 31, 2003, and $8,000 for fiscal 2002.

Audit-Related Fees: The Company paid $890 in audit-related fees for 2003 and paid $900 fees for fiscal 2002.

Tax Fees:   The Company did not pay its auditor any fees related to tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2003 or 2002.

All Other Fees: The Company did not pay its auditor any fees related to any other products or services.

                                  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 14, 2004.
St. Joseph, Inc.


/S/John S. Simmons
John H. Simmons, President
and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature and Title              Date


/s/John H. Simmons               April 14, 2004
John H. Simmons, President,
Chief Executive Officer and
Director,COB




/s/Kenneth L. Johnson            April 14, 2004
Kenneth L. Johnson,
Secretary-Treasurer and Director




/s/Jerry Malone                  April 14, 2004
Jerry Malone, Director




/s/Kimberely A. Simon            April 14, 2004
Kimberly A. Samon, Director




/s/Milton Harbuck                April 14, 2004
Milton Harbuck, Director




/s/Bruce Schreiner               April 14, 2004
Bruce Schriener, Director

                               ST. JOSEPH, INC.
                      (Formerly St. Joseph Energy, Inc.)
                         Index to Financial Statements



                                                                         Page

Report of Independent Auditors............................................F-2

Consolidated Balance Sheet at December 31, 2003...........................F-3

Consolidated Statements of Operations for the
    years ended December 31, 2003 and 2002................................F-4

Consolidated Statement of Changes in Shareholders' Equity for the
    years ended December 31, 2003 and 2002................................F-5

Consolidated Statements of Cash Flows for the
    years ended December 31, 2003 and 2002................................F-7

Notes to Consolidated Financial Statements................................F-8

                        Report of Independent Auditors


To the Board of Directors and Shareholders:
St. Joseph, Inc. (formerly St. Joseph Energy, Inc.)


We have audited the consolidated balance sheet of St. Joseph, Inc. as of December 31, 2003, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of St. Joseph, Inc. as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.




Cordovano and Honeck, P.C.
Denver, Colorado
March 8, 2004

                               ST. JOSEPH, INC.
                      (Formerly St. Joseph Energy, Inc.)
                          Consolidated Balance Sheet

                               December 31, 2003

                                     Assets

Current assets:
    Cash...........................................................$  194,519
    Marketable securities..........................................    10,276
    Accounts receivable............................................   169,255
    Prepaid expenses...............................................    13,595
                                                                    _________
         Total current assets......................................   387,645

Property and equipment, net (Note 3)...............................    44,892
Goodwill (Note 7)..................................................   306,149
                                                                    _________
                                                                   $  738,686
                                                                    =========

                     Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities.......................$  103,950
    Line of credit (Note 4)........................................    75,000
    Due to former owners of subsidiary (Note 7)....................    80,000
                                                                    _________
         Total current liabilities.................................   258,950

Long-term debt:
    Note payable to officer (Note 2)...............................   195,000
                                                                    _________
         Total liabilities.........................................   453,950
                                                                    _________

Shareholders' Equity (Note 6):
    Preferred stock, $.001 par value; 25,000,000 shares authorized,
      386,208 shares issued and outstanding........................       386
    Common stock, $.001 par value; 100,000,000 shares authorized,"
      4,491,712 shares issued and outstanding......................     4,492
    Additional paid-in capital.....................................   517,042
    Retained deficit, including $253,562 incurred during the
      development stage............................................  (237,184)
                                                                    _________

         Total shareholders' equity................................   284,736
                                                                    _________
                                                                   $  738,686
                                                                    =========


         See accompanying notes to consolidated financial statements

                               ST. JOSEPH, INC.
                      (Formerly St. Joseph Energy, Inc.)
                     Consolidated Statements of Operations

                                                            Years Ended
                                                            December 31,
                                                          _________________
                                                          2003         2002
                                                          ____         ____
Operating expenses:
    Selling, general and administrative.................$  22,499   $  37,336
    Contributed rent (Note 2)...........................    2,400       2,400
    Depreciation........................................    2,778       3,605
    Stock-based compensation (Note 6)...................    5,750
    Gain on liability settlement........................  (20,000)          -
    Interest expense....................................    2,000           -
                                                         ________    ________
         Loss from operations...........................  (15,427)    (43,341)
                                                         ________    ________

    Income tax provision (Note 5).......................$       -           -
                                                         ________    ________

         Net Loss                                       $ (15,427)  $ (43,341)
                                                         ========    ========

Basic and diluted loss per share........................$   (0.01)  $   (0.02)
                                                         ========    ========

Weighted average common
    shares outstanding.................................. 3,021,420   2,717,002
                                                         =========   =========


         See accompanying notes to consolidated financial statements


                               ST. JOSEPH, INC.
                      (Formerly St. Joseph Energy, Inc.)
            Consolidated Statement of Changes in Shareholders' Equity


                                                                                  Additional
                                         Preferred Stock         Common Stock       Paid-in      Retained
                                        _________________    ____________________
                                        Shares  Par Value    Shares     Par Value   Capital       Deficit      Total
                                        ______  _________    ______     _________   _______       _______      _____

Balance, January 1, 2002................       -  $  -       2,701,720   $2,702    $ 180,618   $  (172,294)  $  11,026

June 2002, sale of common stock at
  $.25 per share (Note 6)...............       -     -        40,000         40        9,960             -      10,000
September 2002, sale of common stock
  at $.25 per share (Note 6)............       -     -         7,200          7        1,793             -       1,800
Fair value of office space contributed
  by an officer (Note 2)................       -     -             -          -        2,400             -       2,400
Net loss................................       -     -             -          -            -       (43,341)    (43,341)
                                          ______   ___     _________      _____     ________     _________    ________

Balance, December 31, 2002..............       -     -     2,748,920      2,749      194,771      (215,635)    (18,115)

October 2003, common stock issued
  in exchange for services at $.005
  per share (Note 6)....................       -     -       250,000        250        1,000             -       1,250
November 2003, exercised common
  stock options (Note 6)................       -     -     1,250,000      1,250        5,000             -       6,250
December 2003, sale of common stock
  at $.50 per share (Note 6)............       -     -        20,000         20        9,980             -      10,000
Fair value of office space contributed
  by an officer (Note 2)................       -     -             -          -        2,400             -       2,400
December 2003, preferred and
  common stocks issued to acquire
  subsidiary (Note 7)................... 380,500   380       219,500        220      299,400             -     300,000
December 2003, preferred and
  common stocks issued in exchange
  for legal services (Note 6)...........   5,708     6         3,292          3        4,491             -       4,500
Preferred stock dividends (Note 7)......       -     -             -          -            -        (6,122)     (6,122)
Net loss................................       -     -             -          -            -       (15,427)    (15,427)
                                         _______  ____     _________     ______     ________    __________    ________

Balance, December 31, 2003.............. 386,208 $ 386     4,491,712    $ 4,492    $ 517,042   $  (237,184)  $ 284,736
                                         =======  ====     =========     ======     ========    ==========    ========

         See accompanying notes to consolidated financial statements

                               ST. JOSEPH, INC.
                      (Formerly St. Joseph Energy, Inc.)
                     Consolidated Statements of Cash Flows

                                                              Years Ended
                                                              December 31,
                                                            _________________
                                                            2003         2002
                                                            ____         ____

Cash flows from operating activities:
  Net loss............................................. $  (15,427)   $ (43,341)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation.....................................      2,778        3,605
      Office space contributed by an officer (Note 2)..      2,400        2,400
      Common stock issued in exchange for services.....      5,750            -
      Gain on liability settlement.....................    (20,000)           -
      Changes in operating assets and liabilities:
        Inventory......................................      1,068            -
        Accounts payable and accrued liabilities.......      2,105       29,500
                                                          ________       ______
          Net cash used in
           operating activities........................    (21,326)      (7,836)
                                                          ________       ______

Cash flows from investing activities:
  Cash proceeds from subsidiary acquisition............    124,991            -
  Payment to acquire subsidiary........................   (120,000)           -
                                                           _______       ______
          Net cash used in
           investing activities........................      4,991            -
                                                           _______       ______

Cash flows from financing activities:
  Proceeds from note payable to officer (Note 2).......    195,000            -
  Payments for preferred stock dividends...............     (6,122)           -
  Proceeds from the sale of common stock...............     16,250       11,800
                                                           _______       ______
          Net cash provided by
           financing activities........................    205,128       11,800
                                                           _______       ______

           Net change in cash..........................    188,793        3,964

Cash, beginning of period..............................      5,726        1,762
                                                           _______        _____

Cash, end of period.................................... $  194,519   $    5,726
                                                           =======        =====

Supplemental disclosure of cash flow information:
  Income taxes......................................... $        -   $        -
                                                           =======        =====
  Interest............................................. $    2,000   $        -
                                                           =======        =====

Non-cash investing and financing activities:
  Stock issued to acquire subsidiary (Note 7).......... $  300,000   $        -
                                                           =======        =====

         See accompanying notes to consolidated financial statements

                               ST. JOSEPH, INC.
                      (Formerly St. Joseph Energy, Inc.)
                 Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Policies

Organization and Basis of Presentation

St. Joseph, Inc. (formerly St. Joseph Energy, Inc.) (the "Company") was incorporated in Colorado on March 19, 1999 as Pottery Connection, Inc. On March 19, 2001, the Company changed its name to St. Joseph Energy, Inc. and on November 6, 2003, the Company changed its name to St. Joseph, Inc.

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

Effective December 31, 2003, the Company entered into an Agreement of Exchange and Purchase and Sale with Staf Tek Services, Inc., an Oklahoma corporation (see
Note 7).

Management changed the manner in which it presents the Company's operating results and cash flows during the year ended December 31, 2003. Management no longer considers the Company in the development stage as defined by the FASB Statement of Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." As a result, cumulative operating results and cash flow information is no longer presented in the consolidated financial statements. This change does not affect the Company's operating results or financial position. Accordingly, no pro forma financial information is necessary. Historical information has been revised in conformity with current practice.

Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2003 included in this report consolidate the activities of St. Joseph, Inc. and its wholly-owned subsidiary, Staf Tek Services, Inc. ("Staf Tek") All significant intercompany balances and transactions have been eliminated in consolidation.

Cash equivalents and fair value of financial instruments

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2003.

The carrying amounts of cash and current liabilities approximate fair value due to the short-term maturity of the instruments.

Accounts Receivable

The Company's management believes all accounts receivable are fully collectible; therefore, there is no allowance for doubtful accounts at December 31, 2003.

                               ST. JOSEPH, INC.
                      (Formerly St. Joseph Energy, Inc.)
                 Notes to Consolidated Financial Statements

Property, equipment and depreciation

Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Pottery equipment.......................  5 years
Furniture and fixtures..................  7 years
Office equipment........................  5 years
Computer equipment......................  3 years
Other Property (signs)..................  10 years


Upon retirement or disposition of an asset, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

Goodwill

Goodwill consists of an amount recorded with the acquisition of Staf Tek on December 31, 2003, $306,149. In accordance with Statements of Financial Accounting Standard ("SFAS") No. 142, goodwill is not amortized but is tested for impairment at the end of each accounting period.

Impairment and disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount.

If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. No impairments have been recorded for the years ended December 31, 2003 and 2002.

Loss per common share

The Company reports earnings (loss) per share using a dual presentation of basic and diluted earnings per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. Common stock options outstanding at December 31, 2003 were not included in the diluted loss per share as all 2,300,000 options were anti-dilutive. Therefore, basic and diluted losses per share at December 31, 2003 were equal.

Income taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized

                               ST. JOSEPH, INC.
                      (Formerly St. Joseph Energy, Inc.)
                 Notes to Consolidated Financial Statements


for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123. SFAS 123 requires the fair value based method of accounting for stock issued to non-employees in exchange for services.

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25. Pro forma disclosures are not included in the accompanying consolidated financial statements as the employee stock-based compensation arrangements resulted in no compensation under the fair value method.

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Year-end

The Company operates on a calendar year.

New accounting pronouncements

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company believes it has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on its financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future, its financial position or results of operations may be adversely impacted.

                               ST. JOSEPH, INC.
                      (Formerly St. Joseph Energy, Inc.)
                 Notes to Consolidated Financial Statements


Amendment of Statement 133 on Derivative Instruments and Hedging Activities

On April 30, 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of Statement 149 will have a material effect on its financial position, results of operations or cash flows.

Financial Instruments with Characteristics of Both Liabilities and Equity

On May 15, 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The Company currently does not use such instruments. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The Company has adopted Statement 150 and does not believe the effect of adopting this statement will have a material impact on its financial position, results of operations or cash flows.

(2) Related Party Transactions

During December 2003, an officer advanced the Company $195,000 for working capital in exchange for a promissory note. The note carries a ten percent interest rate, payable quarterly, and matures on June 15, 2005.

An officer contributed office space to the Company for all periods presented. The office space was valued at $200 per month based on the market rate in the local area and is included in the accompanying consolidated financial statements as contributed rent with a corresponding credit to contributed capital.

On March 19, 1999, the Company sold 2,000,000 shares of its restricted common stock to three officers for $2,000 ($.001 per share).

(3) Property and Equipment

Property and equipment consisted of the following at December 31, 2003:

                               ST. JOSEPH, INC.
                      (Formerly St. Joseph Energy, Inc.)
                 Notes to Consolidated Financial Statements


Pottery equipment.........................  $  7,492
Furniture and fixtures....................    35,447
Office equipment..........................    58,295
Computer equipment........................    41,487
Other property............................       540
                                             _______
    Total property and equipment..........   143,261
Less accumulated depreciation.............   (98,369)
                                             _______
    Property and equipment, net             $ 44,892
                                             =======
(4) Line of Credit

The Company has a $100,000 line of credit of which $25,000 was unused at December 31, 2003. The interest rate on the credit line was 5.15 percent at December 31, 2003. Principal and interest payments are due monthly.

(5) Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

Yeard Ended
December 31,

2003    2002

U.S. Federal statutory rate...................   15.00%     15.00%
State income tax,
  net of federal benefit......................    5.10%      3.94%
Contributed rent..............................   -3.13%     -1.05%
Net operating loss for which no tax
  benefit is currently available..............  -16.97%    -17.89%
                                                ______     ______
                                                  0.00%      0.00%
                                                =======    ======

At December 31, 2003, the Company's current tax benefit consisted of a net tax asset of $59,439, due to operating loss carryforwards of $219,662, which was fully allowed for, in the valuation allowance of $59,439. The valuation allowance results in deferred tax expense, which offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2003 and 2002 were $2,618 and $7,752, respectively. Net operating loss carryforwards will expire through 2023.

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

                               ST. JOSEPH, INC.
                      (Formerly St. Joseph Energy, Inc.)
                 Notes to Consolidated Financial Statements


(6) Shareholders' Equity

Preferred Stock

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. The Company issued 380,500 preferred shares as part of its acquisition of Staf Tek (see Note 7). The Company also issued 5,708 shares of its preferred stock in exchange for legal services related to the Staf Tek acquisition. Each share of preferred stock is convertible to one share of common stock; therefore the transaction has been valued based on contemporaneous common stock sales at $2,854, or $.50 per share.

Common Stock

During December 2003, the Company sold 20,000 shares of its common stock for $.50 per share pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933 (the "Act"), as amended. The Company received gross proceeds of $10,000.

During December 2003, the Company issued 3,292 shares of its common stock in exchange for legal services related to the Staf Tek acquisition. The transaction has been valued based on contemporaneous common stock sales at $1,646, or $.50 per share.

During October 2003, the Company issued 250,000 shares of its common stock to an individual in exchange for services provided to the Company. The transaction was valued at the cost of the services rendered as the common stock had no publicly traded market value on the date of the transaction. The Company recognized stock-based compensation expense totaling $1,250 as a result of the transaction.

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

Common Stock Options

During the year ended December 31, 2003, the Company granted options to its president to purchase 1,250,000 shares of the Company's common stock at an exercise price of $.005 per share. The Company's common stock had no publicly traded market value on the date of grant. The weighted average exercise price and weighted average fair value of these options as of December 31, 2003 were $.005 and $-0-, respectively. During November 2003, the president exercised the options and paid the Company $6,250.

                               ST. JOSEPH, INC.
                      (Formerly St. Joseph Energy, Inc.)
                 Notes to Consolidated Financial Statements

During the year ended December 31, 2003, the Company granted options to four of its officers and directors to purchase 2,300,000 shares of the Company's common stock at an exercise price of $.10 per share. The Company's common stock had no publicly traded market value on the date of grant. The weighted average exercise price and weighted average fair value of these options as of December 31, 2003 were $.10 and $-0-, respectively. Directors' options are considered employee options and are accounted for under APB 25.

The following schedule summarizes the changes in the Company's stock options for the years ended December 31, 2003 and 2002:


                                  Options Outstanding and Exercisable   Weighted Average
                                  ___________________________________
                                     Number of     Exercise price        Exercise price
                                      Shares         Per Share             Per Share
                                     ________       __________           ______________

Balance at December 31, 2001.....            -           N/A                  N/A
  Options Granted................            -           N/A                  N/A

Balance at December 31, 2002.....            -           N/A                  N/A
  Options Granted................    3,550,000      $.005 to $.10         $    0.067
  Options Exercised..............   (1,250,000)        $0.005             $    0.005
                                    __________       ____________          _________

Balance at December 31, 2003.....    2,300,000         $0.10              $     0.10
                                    ==========

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement. However, the employee stock-based compensation arrangements resulted in no compensation under the fair value method, therefore, pro forma disclosures are not included.

(7) Staf Tek Acquisition

On December 2, 2003, the Company entered into an Agreement of Exchange and Purchase and Sale (the "Agreement") with Staf Tek Services, Inc. ("Staf Tek"), an Oklahoma corporation. The transaction took place on December 2, 2003 and the acquisition closed on January 2, 2004. However the consolidated financial statements have been prepared as if the acquisition took place on December 31, 2003.

Under the terms of the Agreement, the Company acquired 100 percent of the issued and outstanding shares of Staf Tek's common stock in exchange for (1) 380,500 shares of the Company's $.001 par value convertible preferred stock; (2) 219,500 shares of the Company's $.001 par value common stock; and (3) $200,000 in cash. The Company's convertible preferred stock has a yield of 6.75 percent dividend per annum, which is paid quarterly on a calendar basis for a period of 5 years. The Company paid $6,122 in preferred stock dividends in December 2003. The convertible preferred stock may be converted to the Company's common stock at the rate of one share of convertible preferred stock for one share of common stock at any time by the shareholder. The convertible preferred stock can be called for redemption by the Company no sooner than 2 years after the date of issue, and only if the Company's common stock is trading on a recognized United States stock exchange for a period of no less than thirty consecutive trading days at a value of $5.00 or more.

As of December 31, 2003, the Company had paid $120,000 of the $200,000 cash owed under the terms of the Agreement. The remaining $80,000 is included in the accompanying consolidated financial statements as "Due to former owners of subsidiary".

                               ST. JOSEPH, INC.
                      (Formerly St. Joseph Energy, Inc.)
                 Notes to Consolidated Financial Statements

Following the closing of the Agreement, Staf Tek became the Company's wholly-owned subsidiary.

Goodwill

The aggregate purchase price was $500,000, consisting of 380,500 preferred shares and 219,500 common shares of the Company valued at $.50 per share based on contemporaneous stock sales, and cash of $200,000. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

December 31, 2003

Cash................................ $  124,991
Marketable securities...............     10,276
Accounts receivable.................    169,255
Prepaid expenses....................     13,595
Property and equipment, net.........     43,079
                                      _________
Total assets acquired...............    361,196
                                      _________
Accounts payable and accruals.......    (92,345)
Line of credit......................    (75,000)
                                      _________
Total liabilities assumed...........   (167,345)
                                      _________
Net assets acquired................. $  193,851
                                      =========


Goodwill recognized in the acquisition totaled $306,149, consisting of the amount the purchase price ($500,000) exceeds the fair value of the net assets acquired ($193,851).

Pro Forma Financial Statements

The unaudited Pro Forma Condensed Statements of Operations for the years ended December 31, 2003 and 2002 give effect to the Agreement between the Company and Staf Tek as if the acquisition occurred at the beginning of the periods presented. The unaudited Pro Forma Condensed Balance Sheet is based upon the historical financial statements of the Company and Staf Tek and should be read in conjunction with the audited financial statements and related footnotes of both parties.

The pro forma adjustments and the resulting unaudited Pro Forma Condensed Statements of Operations have been prepared based upon available information and certain assumptions and estimates deemed appropriate by the Company.

The unaudited Pro Forma Condensed Statements of Operations have been prepared for informational purposes only and does not purport to be indicative of the results of operations that actually would have occurred if the acquisition had been consummated at the beginning of the periods presented. Furthermore, the unaudited Pro Forma Condensed Statements of Operations do not reflect changes that may have occurred as the result of post-acquisition activities and other matters.

The following unaudited Pro Forma Condensed Statements of Operations give effect to the acquisition of Staf Tek by the Company, which resulted in Staf Tek becoming the Company's wholly-owned subsidiary:

                               ST. JOSEPH, INC.
                      (Formerly St. Joseph Energy, Inc.)
                 Notes to Consolidated Financial Statements


                 PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                     For the Year Ended December 31, 2003
                                  Unaudited


                                                  Staf Tek            Pro Forma
                                                                _______________________
                                 St. Joseph       Services      Adjustments    Combined
                                 __________      ___________     _______      ___________
Service revenues................ $       -      $  1,550,442     $     -     $  1,550,442
Costs of Services...............         -         1,105,882           -        1,105,882
Operating expenses..............    10,927           418,370       4,500          433,798
                                  ________       ___________      ______      ___________
Net income (loss)............... $ (10,927)     $     26,190     $(4,500)    $     10,762
                                  ========       ===========      ======      ===========

Net income (l,oss) per
  share-basic and diluted....... $   (0.00)     $       0.07                 $       0.00
                                  ========       ===========      =======     ===========
Basic and diluted common
  shares outstanding              3,021,420          380,500                    3,244,212
                                  =========      ===========                  ===========

The following footnotes should be read in understanding the pro forma adjustments to the unaudited Pro Forma Condensed Statement of Operations:


    1. Record issuance of 3,292 common shares and 5,708 preferred shares to an attorney for services related to the Agreement.


                 PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                     For the Year Ended December 31, 2002
                                  Unaudited



                                                  Staf Tek            Pro Forma
                                                                _______________________
                                 St. Joseph       Services      Adjustments    Combined
                                 __________      ___________     _______      ___________
Service revenues................ $       -      $  1,168,441     $     -     $  1,168,441
Costs of Services...............         -           840,437           -          840,437
Operating expenses..............    43,341           592,173       4,500          640,014
                                  ________       ___________      ______      ___________
Net income (loss)............... $ (43,341)     $   (264,169)    $(4,500)    $   (312,010)
                                  ========       ===========      ======      ===========

Net income (l,oss) per
  share-basic and diluted....... $   (0.02)     $      (0.69)                $      (0.11)
                                  ========       ===========      =======     ===========
Basic and diluted common
  shares outstanding              2,717,002          380,500                    2,939,794
                                  ========       ===========                  ===========

The following footnotes should be read in understanding the pro forma adjustments to the unaudited Pro Forma Condensed Statement of Operations:

    1. Record issuance of 3,292 common shares and 5,708 preferred shares to an attorney for services related to the Agreement.

                           STAF TEK SERVICES, INC.
                        Index to Financial Statements


                                                                            Page

Independent Auditors' Report.............................................   F-17

Balance Sheet at December 30, 2003.......................................   F-18

Statements of Operations from January 1, 2003 through December 30,
  2003 and for the year ended December 31, 2002..........................   F-19

Statement of Changes in Shareholders' Equity from January 1, 2002
  through December 30, 2003..............................................   F-20

Statements of Cash Flows from January 1, 2003 through December 30,
  2003 and for the year ended December 31, 2002..........................   F-21

Notes to Financial Statements............................................   F-22

                         Independent Auditors' Report


The Board of Directors and Shareholders
Staf Tek Services, Inc.:


We have audited the accompanying balance sheet of Staf Tek Services, Inc. (an S-corporation) as of December 30, 2003, and the related statements of operations, changes in shareholders' equity, and cash flows from January 1, 2003 through December 30, 2003 and for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Staf Tek Services, Inc. as of December 30, 2003, and the results of its operations and its cash flows from January 1, 2003 through December 30, 2003 and for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.




Cordovano and Honeck, P.C.
Denver, Colorado
March 8, 2004

                           STAF TEK SERVICES, INC.
                                Balance Sheet

                              December 30, 2003

                                    Assets

Current assets:
  Cash...............................................................$  124,991
  Marketable securities..............................................    10,276
  Accounts receivable................................................   169,255
  Prepaid expenses...................................................    13,595
                                                                      _________
      Total current assets...........................................   318,117

Property and equipment, less accumulated
  depreciation of $115,819 (Note 3)..................................    13,079
                                                                      _________
                                                                     $  331,196
                                                                      =========

                     Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable...................................................$   72,830
  Accrued liabilities................................................    19,515
  Line of credit (Note 4)............................................    75,000
                                                                      _________
      Total current liabilities......................................   167,345
                                                                      _________

Shareholders' equity:
  Common stock, $1.00 par value; 500,000 shares authorized,
    380,500 shares issued and outstanding............................   380,500
  Additional paid-in capital (Note 2)................................     6,160
  Retained deficit...................................................  (222,809)
                                                                      _________
      Total shareholders' equity.....................................   163,851
                                                                      _________
                                                                     $  331,196
                                                                      =========

                See accompanying notes to financial statements

                           STAF TEK SERVICES, INC.
                           Statements of Operations


                                                     January 1,
                                                        2003
                                                       Through      Year Ended
                                                     December 30,   December 31,
                                                        2003           2002
                                                      __________    __________

Service revenues, net (Note 5).......................$ 1,550,442   $ 1,168,441
Direct costs of services.............................  1,105,882       840,437
                                                      __________    __________

Gross profit.........................................    444,560       328,004
Selling, general and administrative expenses.........    388,063       569,182
Depreciation.........................................     17,355        27,609
Interest income......................................     (1,096)       (1,731)
Interest expense.....................................     11,232         4,724
Gain on disposal of asset............................     (3,182)            -
Loss on disposal of asset (Note 2)...................      5,998        (7,611)
                                                      __________    __________
Net income (loss)....................................$    26,190   $  (264,169)
                                                      ==========    ==========

Basic and diluted income (loss) per share............$      0.07   $     (0.69)
                                                      ==========    ==========

Weighted average common shares outstanding...........    380,500       380,500
                                                      ==========    ==========

                See accompanying notes to financial statements

                           STAF TEK SERVICES, INC.
                  Statement of Changes in Shareholders' Equity


                                                           Additional
                                        Common Stock        Paid-in     Retained
                                     ____________________
                                     Shares     Par Value   Capital     Deficit      Total
                                     ______      ________   _______    ________     _________

Balance, January 1, 2002.............380,500    $ 380,500   $     -   $   40,170   $  420,670

Shareholder distributions............      -            -         -      (25,000)     (25,000)
Net loss.............................      -            -         -     (264,169)    (264,169)
                                     _______     ________    ______    _________    _________

Balance, December 31, 2002...........380,500      380,500         -     (248,999)     131,501

Gain on transfer of an asset to
a related party (Note 2).............      -            -     6,160            -        6,160
Net income...........................      -            -         -       26,190       26,190
                                     _______     ________    ______    _________    _________

Balance, December 30, 2003...........380,500    $ 380,500   $ 6,160   $ (222,809)  $  163,851
                                     =======     ========    ======    =========    =========

                See accompanying notes to financial statements


                           STAF TEK SERVICES, INC.
                           Statements of Cash Flows

                                                          January 1,
                                                            2003
                                                           Through       Year Ended
                                                         December 30,   December 31,
                                                            2003           2002
                                                            ____           ____
Cash flows from operating activities:
  Net income (loss).....................................$   26,190      $ (264,169)
  Adjustments to reconcile net loss to net cash
    (used in)prorvided by operating activities:
      Depreciation.....................................     17,355          27,609
      Loss (gain) on disposal of assets................      2,816          (7,611)
      Changes in operating assets and liabilities:
       (Increase) decrease in receivables and
        prepaid expenses...............................   (133,343)        313,999
       Increase (decrease) in accounts payable and
        accrued liabilities............................     78,248         (34,757)
                                                         _________       _________
           Net cash (used in) provided by
              operating activities.....................     (8,734)         35,071
                                                         _________       _________

Cash flows from investing activities:
  Purchases of equipment...............................     (7,000)        (30,751)
  Purchase of marketable securities....................    (10,276)              -
  Proceeds from sale of assets.........................     33,314          39,901
                                                         _________       _________
      Net cash provided by
       investing activities............................     16,038           9,150
                                                         _________       _________

Cash flows from financing activities:
  Proceeds from line of credit.........................     24,711          84,000
  Principal payments on line of credit.................    (11,975)        (91,736)
  Proceeds from officer loan (Note 2)..................     50,000               -
  Principal payments on officer loan (Note 2)..........    (50,000)              -
  Shareholder distributions............................          -         (25,000)
  Principal payments on note payable...................     (1,637)        (30,652)
                                                         _________       _________
      Net cash provided by (used in)
       financing activities............................     11,099         (63,388)
                                                         _________       _________

         Net change in cash............................     18,403         (19,167)

Cash, beginning of period..............................    106,588         125,755
                                                         _________       _________

Cash, end of period....................................$   124,991      $  106,588
                                                         =========       =========

Supplemental disclosure of cash flow information:
  Cash paid for income taxes...........................$         -      $        -
                                                        ==========       =========

  Cash paid for interest...............................$    11,232      $    4,724
                                                        ==========       =========

  Non-cash investing and financing transactions:
   Vehicle acquired for note payable...................$    28,052      $        -
                                                        ==========       =========


                See accompanying notes to financial statements

                           STAF TEK SERVICES, INC.
                        Notes to Financial Statements

(1) Summary of Significant Accounting Policies

Organization and Basis of Presentation

Staf Tek Services, Inc. (the "Company") was incorporated on January 2, 1997. The Company specializes in the recruitment and placement of professional data processing and technical personnel for clients on both a permanent and contract basis.

Effective December 31, 2003, the Company entered into an Agreement of Exchange and Purchase and Sale with St. Joseph, Inc., a Colorado corporation (see
Note 6).

Basis of Presentation

The Company's financial statements are prepared in conformity with generally accepted accounting principles and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Staffing service revenues are recognized when the services are rendered by the Company's contract employees. Permanent placement revenues are recognized when employment candidates accept offers of permanent employment.

Direct Costs of Services

Direct costs of staffing services consist of payroll, payroll taxes, contract labor, and insurance costs for the Company's contract employees. There are no direct costs associated with permanent placement staffing services.

Advertising Costs

The Company expenses all advertising as incurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at December 30, 2003.

Accounts Receivable

The Company's management believes all accounts receivable are fully collectible; therefore, there is no allowance for doubtful accounts at December 30, 2003.

Property, Equipment and Depreciation

Property and equipment are recorded at cost. Depreciation expense is computed on the straight-line method over the following useful lives:


Upon retirement or disposition of equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance costs are charged to expense as incurred and expenditures for additions and improvements are capitalized.

Impairment and disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. No impairments have been recorded for the period ended December 30, 2003 or the year ended December 31, 2002.

Income Taxes

The Company, with the consent of its shareholders, has elected to be taxed as an "S" corporation under the Internal Revenue Code. In lieu of corporate income taxes, the shareholders of an S-corporation are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal or state income taxes has been included in the financial statements.

(2) Related Party Transactions

During June 2003, an officer loaned the Company $50,000 for working capital.
The Company paid the officer $6,250 in interest expense before repaying the loan in November 2003.

During the period ended December 30, 2003, the Company gave the title to one of its vehicles to an officer as payment of a bonus owed to the officer. The vehicle was fully depreciated at the time of the transaction. Because the transaction occurred with a related party, the gain on the disposal of the asset, $6,160, was recorded as additional paid-in capital.

During the period ended December 30, 2003, the Company gave the title to one of its vehicles to an officer subject to the debt associated with the vehicle. The Company recognized a loss on the transaction totaling $5,998.

(3) Property and Equipment

Property and equipment consisted of the following at December 30, 2003:

    Furniture and fixtures............ $    35,447
    Office equipment..................      58,295
    Computer equipment................      35,156
                                        __________
                                           128,898
    Less accumulated depreciation.....    (115,819)
                                        __________
                                       $    13,079
                                        ==========

(4) Line of Credit

The Company has a $100,000 line of credit of which $25,000 was unused at December 30, 2003. The interest rate on the credit line was 5.15 percent at December 30, 2003. Principal and interest payments are due monthly.

(5) Concentration of Credit Risk

The Company conducts a significant portion of its operations with one customer. During the period ended December 30, 2003, approximately 51 percent of the Company's service revenues were conducted with one customer.

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times, exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation
(FDIC). The loss that would have resulted from that risk totaled $28,630 at December 30, 2003, for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by federal insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

(6)  Agreement of Exchange and Purchase and Sale

On December 2, 2003, the Company entered into an Agreement of Exchange and Purchase and Sale (the "Agreement") with St. Joseph, Inc. ("St. Joseph"), a Colorado corporation. The transaction took place on December 2, 2003 and the acquisition closed on January 2, 2004. However the financial statements have been prepared as if the acquisition took place on December 31, 2003.

Under the terms of the Agreement, St. Joseph acquired 100 percent of the issued and outstanding shares of the Company's common stock in exchange for (1) 380,500 shares of St. Joseph's $.001 par value convertible preferred stock; (2) 219,500 shares of St. Joseph's $.001 par value common stock; and (3) $200,000 in cash. The convertible preferred stock of St. Joseph has a stated value of $3.00 per share with a yield of 6.75 percent dividend per annum, which is paid quarterly on a calendar basis for a period of 5 years. The convertible preferred stock may be converted to St. Joseph's common stock at the rate of one share of convertible preferred stock for one share of common stock at any time by the shareholder. The convertible preferred stock can be called for redemption by St. Joseph no sooner than 2 years after the date of issue, and only if the St. Joseph common stock is trading on a recognized United States stock exchange for a period of no less than thirty consecutive trading days at a value of $5.00 or more.

Following the closing of the Agreement, the Company became a wholly-owned subsidiary of St. Joseph.