Form 10QSB
period 2004-03-31
ST JOSEPH ENERGY INC
filed 2004-05-14
CIK 1177135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-49936

St. Joseph, Inc.

(Name of small business issuer in its charter)

Colorado	CH 47-0844532
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4870 S. Lewis, Suite 250 Tulsa, OK	74105
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (918) 742-1888

St. Joseph Energy, Inc.

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

Outstanding at March 31, 2004

4,631,712

$.001 par value common stock

page

ST. JOSEPH, INC.

FORM 10-QSB

TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

ITEM 1.	Financial Statements...................................................................	1
ITEM 2.	Management Discussion and Analysis of Financial Condition and Results of Operations....................	2
ITEM 3.	Controls and Procedures.........................................................................................................	3

PART II--OTHER INFORMATION

ITEM 1.	Legal Proceedings...............................................................................................	3
ITEM 2.	Changes in Securities and Use of Proceeds...................................................................................	4
ITEM 3.	Defaults Upon Senior Securities...................................................................................................................	4
ITEM 4.	Submission of Matters to a Vote of Security Holders............................................................................................	4
ITEM 5.	Other Information............................................................................................................................	4
ITEM 6.	Exhibits and Reports on Form 8-K.....................................................................................	4

ii

PART I--FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ST. JOSEPH, INC.

CONDENSED CONSOLIDTED FINANCIAL STATEMENTS

UNAUDITED

ST. JOSEPH, INC.

Condensed Consolidated Balance Sheet

(Unaudited)

March 31, 2004

Assets
Current assets:
Cash...................................................................................................	$189,005
Marketable securities.................................................................	10,861
Accounts receivable........................................................................	159,167
Employee advances........................................................................	5,700
Total current assets................................................	364,733

Property and equipment, net.............................................................	38,459
Deposit............................................................................................	3,870
Goodwill..........................................................................................	306,149

$713,211

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities..........................................	$120,686
Line of credit (Note 3)....................................................................	75,000
Accrued interest payable (Note 2)...................................................	4,875
Preferred dividend accrual (Note 4)................................................	289
Total current liabilities.................................................	200,850

Long-term debt:
Note payable to officer (Note 2)...................................................	195,000
Total liabilities.............................................................	395,850

Shareholders' equity (Note 4):
Preferred stock; 386,208 shares issued and outstanding..................	386
Common stock; 4,631,712 shares issued and outstanding................	4,632
Outstanding stock options - 2,900,000............................................	240,000
Additional paid-in capital................................................................	586,902
Retained deficit...............................................................................	(515,144)
Other comprehensive income..........................................................	585

Total shareholders' equity..........................................	317,361

$713,211

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,

	2004	2003
Service revenues, net......................................................................................	$446,759	$—
Direct costs of services................................................................	307,206	—
Gross profit.....................................................	139,553	—

Selling, general and administrative...........................................................	146,122	1,329
Contributed rent (Note 2)........................................................	—	600
Depreciation.......................................................................	6,433	433
Stock-based compensation (Note 4)...................................................	240,000	—
Loss from operations..................................	(253,002)	(2,362)

Non-operating income:
Interest income......................................................................	205	—
Interest expense...............................................................	(5,519)	—
Loss before income taxes...............................................	(258,316)	(2,362)

Income tax provision (Note 5).............................................................	—	—

Net loss...............................................................................	(258,316)	(2,362)

Preferred stock dividend requirements.....................................	(19,644)	—

Loss applicable to common stock...........................................	$(277,960)	$(2,362)

Basic and diluted loss per common share...............................	$(0.06)	$0.00

Weighted average common
shares outstanding............................................................	4,568,379	2,748,920

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.

Condensed Consolidated Statement of Changes in Shareholders' Equity

(Unaudited)

								Other Comprehensive
								Income
					Outstanding	Additional		Unrealized
	Preferred Stock		Common Stock		Stock	Paid-in	Retained	Investment
	Shares	Par Value	Shares	Par Value	Options	Capital	Deficit	Gains	Total

Balance, January 1, 2004	386,208	$386	4,491,712	$4,492	$—	$517,042	$(237,184)	$—	$284,736

Sale of common stock at $.50
Per share (Note 4)...................	—	—	140,000	140	—	69,860	—	—	70,000
Granted stock options (Note 4)	—	—	—	—	240,000	—	—	—	240,000
Preferred stock dividends........	—	—	—	—	—	—	(19,644)	—	(19,644)
Comprehensive income (loss):
Unrealized investment gains...	—	—	—	—	—	—	—	585	585
Net loss.....................................	—	—	—	—	—	—	(258,316)	—	(258,316)
Comprehensive income (loss)	—	—	—	—	—	—	—	—	(257,731)

Balance, March 31,2004	386,208	$386	4,631,712	$4,632	$240,000	$586,902	$(515,144)	$585	$317,361

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,

	2004	2003
Net cash provided by (used in)
operating activities..........................	$23,841	$(3,315)

Cash flows from investing activities:
Payment to acquire subsidiary......................................................	(80,000)	—
Net cash used in
investing activities............................	(80,000)	—

Cash flows from financing activities:
Payments for preferred stock dividends.....................................	(19,355)	—
Proceeds from the sale of common stock............................	70,000	—
Net cash provided by
financing activities..................................	50,645	—

Net change in cash................................	(5,514)	(3,315)

Cash, beginning of period....................................................	194,519	5,726

Cash, end of period.......................................................	$189,005	$2,411

Supplemental disclosure of cash flow information:
Income taxes...........................................................	$—	$—
Interest.....................................................................	$644	$—

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)
(1)	Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the instructions for Form 10-QSB and the accounting policies in its Form 10-KSB for the year ended December 31, 2003 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

(2)	Related Party Transactions

During December 2003, an officer advanced the Company $195,000 for working capital in exchange for a promissory note. The note carries a ten percent interest rate, payable quarterly, and matures on June 15, 2005. As of March 31, 2004, the Company also owed the officer $4,875 in accrued interest on the note.

An officer contributed office space to the Company through December 31, 2003. The office space was valued at $200 per month based on the market rate in the local area and is included in the accompanying consolidated financial statements as contributed rent with a corresponding credit to contributed capital.

(3)	Line of Credit

The Company has a $100,000 line of credit of which $25,000 was unused at March 31, 2004. The interest rate on the credit line was 5.15 percent at March 31, 2004. Principal and interest payments are due monthly.

(4)	Shareholders' Equity

Preferred Stock

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. In December 2003, the Company issued 386,208 shares of convertible preferred stock that remain outstanding at March 31, 2004. Each share of preferred stock is convertible to one share of common stock and has a yield of 6.75 percent dividend per annum, which is paid quarterly on a calendar basis for a period of 5 years. The Company paid $19,355 in preferred stock dividends during the three months ended March 31, 2004. Accrued dividends, unpaid at March 31, 2004, totaled $289.

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock

During the three months ended March 31, 2004, the Company sold 140,000 shares of its common stock at $.50 per share pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933 (the "Act"), as amended. The Company received gross proceeds of $70,000.

Common Stock Options

During the three months ended March 31, 2004, the Company granted options to three members of its board of Directors to purchase 300,000 shares of the Company's common stock at an exercise price of $.10 per share. The options vested on the date of grant. The Company's common stock had no publicly traded market value on the date of grant; however the stock did have a fair value of $.50 per share based on contemporaneous stock sales to unrelated third parties. The weighted average exercise price and weighted average fair value of these options as of March 31, 2004 were $.10 and $.50, respectively. Directors' options are considered employee options and are accounted for under APB 25. Stock-based compensation totaling $120,000 has been recognized in the accompanying condensed consolidated financial statements related to these options.

During the three months ended March 31, 2004, the Company granted options to eight members of its Advisory Board to purchase 200,000 shares of the Company's common stock at an exercise price of $.10 per share. The options vested on the date of grant. The Company's common stock had no publicly traded market value on the date of grant; however the stock did have a fair value of $.50 per share based on contemporaneous stock sales to unrelated third parties. The weighted average exercise price and weighted average fair value of these options as of March 31, 2004 were $.10 and $.50, respectively. The Advisory Board options are considered employee options and are accounted for under APB 25. Stock-based compensation totaling $80,000 has been recognized in the accompanying condensed consolidated financial statements related to these options.

During the three months ended March 31, 2004, the Company granted options to four employees to purchase 100,000 shares of the Company's common stock at an exercise price of $.10 per share. The options vested on the date of grant. The Company's common stock had no publicly traded market value on the date of grant; however the stock did have a fair value of $.50 per share based on contemporaneous stock sales to unrelated third parties. The weighted average exercise price and weighted average fair value of these options as of March 31, 2004 were $.10 and $.50, respectively. The employee options and are accounted for under APB 25. Stock-based compensation totaling $40,000 has been recognized in the accompanying condensed consolidated financial statements related to these options.

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedule summarizes the changes in the Company's stock options for the three months ended March 31, 2004:

	Options Outstanding and Exercisable		Weighted Average
	Number of Shares	Exercise Price Per Share	Exercise Price Per Share
Balance at January 1, 2004.............	2,300,000	$0.10	$0.10
Options granted.................	600,000	$0.10	$0.10
Options exercised.....................	—	$0.00	$0.00

Balance at March 31, 2004..............	2,900,000	$0.10	$0.10

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement. The fair value for the options granted during the three months ended March 31, 2004 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate....................................................................................................	3.00%
Dividend yield.............................................................................................................	0.00%
Volatility factor.............................................................................................................	0.00%
Weighted average expected life..................................................................................	2 years

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

The calculation of stock-based compensation under the fair value method was similar to the calculation under the intrinsic value method in APB 25 ($240,000); therefore, no pro forma net income and earnings per share information has been reported.

(5)	Income Taxes

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

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements.

Material Accounting Policies

The discussion and analysis of St. Joseph's condition and result of operations are based on the condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimates and assumptions that effect the reported amounts and disclosures.

General

At our year ended December 31, 2003, we had not generated any revenues since our inception, however, in December of 2003, we elected to pursue a new business purpose and on December 2, 2003, we entered into an Agreement of Share Exchange and Purchase and Sale with Staf*Tek Services, Inc. ("Staf*Tek"), an Oklahoma corporation. On January 2, 2004, we completed the acquisition of Staf*Tek by acquiring all of the issued and outstanding common shares of Staf*Tek. Since its inception, Staf*Tek has been a leader in the recruiting and the placement of professional technical personnel on a temporary and permanent basis in the Tulsa, Oklahoma area. Staf*Tek assists their clients with projects that require specialized expertise ranging from multiple platform systems integration to end-user support, including specialists in programming, networking, systems integration, database design and help desk support.

Staf*Tek is our only subsidiary by which we generate operating revenues. Staf*Tek generates revenue primarily by providing its clients with IT professionals either on a permanent or contractual basis.

Results of Operations:

As a direct result of our acquisition of Staf*Tek, there was a substantial increase our revenues and gross profit for the three month period ended March 31, 2004 as compared to the same period ended March 31, 2003. Our wholly owned subsidiary, Staf*Tek, generated approximately $447,000 in net service revenues and gross profits of approximately $140,000, while we had not generated any revenues or profits since our inception.

Our loss of approximately $278,000 for the three month period ending March 31, 2004, was caused by the payment of preferred stock dividends of approximately $19,700 related to the acquisition of Staf*Tek, as well as, $240,000 of stock-based compensation related to the issuance of common stock options. We issued options to three (3) members of our Board of Directors to purchase 300,000 shares of our common stock, with a recognized value of $120,000; the issuance of common stock options to eight (8) members of our Advisory Board to purchase an aggregate amount of 200,000 shares of our common stock, with a recognized value of $80,000, in addition to our issuance of

Liquidity and Financial Resources

We had working capital of approximately $164,000 at the period ended March 31, 2004. For the same period we used $80,000 relating to the acquisition of Staf*Tek. Additionally, our financing activities consisted of payments of $19,355 to preferred stock holders relating to the acquisition of Staf*Tek and $70,000 in proceeds from the sale 140,000 shares of our common stock, which resulted in approximately $51,000 provided by financing activities.

For the next 12 months, we propose to satisfy our cash requirements by realizing profits from operations and the sale of the Company's common stock of up to $500,000 pursuant to a private placement made in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Income Taxes

We record our income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". We incurred net operating losses during the three months ended March 31, 2004 resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

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

(b)Changes in Internal Control over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's fiscal quarter covered by this Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.	Legal Proceedings

We have no legal proceedings in effect.

ITEM 2.	Changes in Securities and Use of Proceeds

We sold 140,000 shares of our common stock at $.50 per share pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933 (the "Act"), as amended and received gross proceeds of $70,000.

ITEM 3.	Defaults Upon Senior Securities

We incurred no defaults upon senior securities during this reporting period.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits and Reports on Form 8-K

  Exhibits

  Form 8-K

Subsequent to this reporting period, St. Joseph filed one (1) report on Form 8-K, dated April 30, 2004, regarding Item 1-Changes in Control of Registrant, Item 2-Acquisition or Disposition of Assets and Item 5-Other Events: Name change.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

St. Joseph Energy, Inc.

(Registrant)

/s/John H. Simmons

John H. Simmons

President

Date: May 14, 2004