Form 10QSB
period 2004-06-30
ST JOSEPH ENERGY INC
filed 2004-08-20
CIK 1177135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number:  0-49936

St. Joseph, Inc.

(Name of small business issuer in its charter)

Colorado	CH 47-0844532
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4870 S. Lewis, Suite 250 Tulsa, OK	74105
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (918) 742-1888

Former name, former address and former fiscal year if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒            No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date:

Outstanding at June 30, 2004
4,631,712
$.001 par value common stock

Transitional Small Business Disclosure Format (check one):  Yes ☐                            No ☒

ST. JOSEPH, INC.

FORM 10-QSB

i

PART I—FINANCIAL INFORMATION

ITEM 1.                             Financial Statements

ST. JOSEPH, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

INDEX

Unaudited Condensed Consolidated Balance Sheet

Unaudited Condensed Consolidated Statements of Operations for the Three-and six-months ended June 30, 2004 and 2003

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity

Unaudited Condensed Consolidated Statements of Cash Flows for the Six-months ended June 30, 2004 and 2003

Notes to Unaudited Condensed Consolidated Financial Statements

ST. JOSEPH, INC.

Condensed Consolidated Balance Sheet
(Unaudited)

June 30, 2004

Assets
Current assets:
Cash	$100,132
Marketable securities	10,880
Accounts receivable	147,925
Employee advances	12,250
Total current assets	271,187

Property and equipment, net	34,689
Deposit	3,870
Goodwill	306,149

$615,895

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$77,965
Line of credit (Note 3)	75,000
Note payable to officer (Note 2)	180,000
Accrued interest payable (Note 2)	4,875
Total current liabilities	337,840

Shareholders’ equity (Note 4):
Preferred stock; 386,208 shares issued and outstanding	386
Common stock; 4,631,712 shares issued and outstanding	4,632
Outstanding stock options - 2,900,000	240,000
Additional paid-in capital	586,902
Retained deficit	(554,470)
Other comprehensive income	605
Total shareholders’ equity	278,055

$615,895

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service revenues, net	$402,462	$—	$849,221	$—
Direct costs of services	282,761	—	589,967	—
Gross profit	119,701	—	259,254	—

Selling, general and administrative	129,950	2,512	276,072	3,841
Contributed rent (Note 2)	—	600	—	1,200
Depreciation	3,770	781	10,203	1,214
Stock-based compensation (Note 4)	—	—	240,000	—
Loss from operations	(14,019)	(3,893)	(267,021)	(6,255)

Non-operating income:
Interest income	107	—	312	—
Interest expense	(5,862)	—	(11,381)	—
Loss before income taxes	(19,774)	(3,893)	(278,090)	(6,255)

Income tax provision (Note 5)	—	—	—	—

Net loss	(19,774)	(3,893)	(278,090)	(6,255)

Preferred stock dividend requirements	(19,552)	—	(39,196)	—

Loss applicable to common stock	$(39,326)	$(3,893)	$(317,286)	$(6,255)

Basic and diluted loss per common share	$(0.00)	$0.00	$(0.06)	$0.00

Weighted average common shares outstanding	4,631,712	2,748,920	4,600,045	2,748,920

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)

								Other
								Comprehensive
								Income
					Outstanding	Additional		Unrealized
	Preferred Stock		Common Stock		Stock	Paid-in	Retained	Investment
	Shares	Par Value	Shares	Par Value	Options	Capital	Deficit	Gains	Total
Balance, January 1, 2004	386,208	$386	4,491,712	$4,492	$—	$517,042	$(237,184)	$—	$284,736

Sale of common stock at $.50 per share (Note 4)	—	—	140,000	140	—	69,860	—	—	70,000
Granted stock options (Note 4)	—	—	—	—	240,000	—	—	—	240,000
Preferred stock dividends	—	—	—	—	—	—	(39,196)	—	(39,196)
Comprehensive income (loss):
Unrealized investment gains	—	—	—	—	—	—	—	605	605
Net loss	—	—	—	—	—	—	(278,090)	—	(278,090)
Comprehensive income (loss)	—	—	—	—	—	—	—	—	(277,485)

Balance, June 30, 2004	386,208	$386	4,631,712	$4,632	$240,000	$586,902	$(554,470)	$605	$278,055

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Net cash provided by (used in) operating activities	$(30,191)	$(5,726)

Cash flows from investing activities:
Payment to acquire subsidiary	(80,000)	—
Net cash used in investing activities	(80,000)	—

Cash flows from financing activities:
Principal payment on officer’s note payable (Note 2)	(15,000)	—
Payments for preferred stock dividends (Note 4)	(39,196)	—
Proceeds from the sale of common stock (Note 4)	70,000	—
Net cash provided by financing activities	15,804	—

Net change in cash	(94,387)	(5,726)

Cash, beginning of period	194,519	5,726

Cash, end of period	$100,132	$—

Supplemental disclosure of cash flow information:
Income taxes	$—	$—
Interest	$6,506	$—

See accompanying notes to condensed consolidated financial statements

(1)                                          Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the instructions for Form 10-QSB and the accounting policies in its Form 10-KSB for the year ended December 31, 2003 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented.  The results of operations presented for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

(2)                                         Related Party Transactions

During December 2003, an officer advanced the Company $195,000 for working capital in exchange for a promissory note.  The note carries a ten percent interest rate, payable quarterly, and matures on June 15, 2005.  During the three months ended June 30, 2004, the Company repaid $15,000 of principal and $4,875 of interest.  As of June 30, 2004, the Company owed $180,000 in principal and $4,875 in accrued interest on the note.

An officer contributed office space to the Company through December 31, 2003.  The office space was valued at $200 per month based on the market rate in the local area and is included in the accompanying consolidated financial statements as contributed rent with a corresponding credit to contributed capital.

(3)                                         Line of Credit

The Company has a $100,000 line of credit of which $25,000 was unused at June 30, 2004.  The interest rate on the credit line was 5.15 percent at June 30, 2004.  Principal and interest payments are due monthly.

(4)                                         Shareholders’ Equity

Preferred Stock

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series.  In December 2003, the Company issued 386,208 shares of convertible preferred stock that remain outstanding at June 30, 2004.  Each share of preferred stock is convertible to one share of common stock and has a yield of 6.75 percent dividend per annum, which is paid quarterly on a calendar basis for a period of 5 years.  The Company paid $19,355 in preferred stock dividends during the three months ended March 31, 2004.  The Company paid an additional $19,841 in preferred stock dividends totaling $39,196 during the six months ended June 30, 2004.

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Common Stock

 During the three months ended March 31, 2004, the Company sold 140,000 shares of its common stock at $.50 per share pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933 (the “Act”), as amended.  The Company received gross proceeds of $70,000.  During the six months ended June 30, 2004, the Company did not sell any additional shares of common stock.

Common Stock Options

During the three months ended March 31, 2004, the Company granted options to three members of its board of Directors to purchase 300,000 shares of the Company’s common stock at an exercise price of $.10 per share.  The options vested on the date of grant.  The Company’s common stock had no publicly traded market value on the date of grant; however the stock did have a fair value of $.50 per share based on contemporaneous stock sales to unrelated third parties.  The weighted average exercise price and weighted average fair value of these options as of March 31, 2004 were $.10 and $.50, respectively.  Directors’ options are considered employee options and are accounted for under APB 25.  Stock-based compensation totaling $120,000 has been recognized in the accompanying condensed consolidated financial statements related to these options.

During the three months ended March 31, 2004, the Company granted options to eight members of its Advisory Board to purchase 200,000 shares of the Company’s common stock at an exercise price of $.10 per share.  The options vested on the date of grant.  The Company’s common stock had no publicly traded market value on the date of grant; however the stock did have a fair value of $.50 per share based on contemporaneous stock sales to unrelated third parties.  The weighted average exercise price and weighted average fair value of these options as of March 31, 2004 were $.10 and $.50, respectively.  The Advisory Board options are considered employee options and are accounted for under APB 25.  Stock-based compensation totaling $80,000 has been recognized in the accompanying condensed consolidated financial statements related to these options.

During the three months ended March 31, 2004, the Company granted options to four employees to purchase 100,000 shares of the Company’s common stock at an exercise price of $.10 per share.  The options vested on the date of grant.  The Company’s common stock had no publicly traded market value on the date of grant; however the stock did have a fair value of $.50 per share based on contemporaneous stock sales to unrelated third parties.  The weighted average exercise price and weighted average fair value of these options as of March 31, 2004 were $.10 and $.50, respectively.  The employee options and are accounted for under APB 25.  Stock-based compensation totaling $40,000 has been recognized in the accompanying condensed consolidated financial statements related to these options.

During the six months ended June 30, 2004, the Company did not grant any additional options.

The following schedule summarizes the changes in the Company’s stock options for the three months ended March 31, 2004:

	Options Outstanding and Exercisable		Weighted Average
	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Per Share
Balance at January 1, 2004	2,300,000	$0.10	$0.10
Options granted	600,000	$0.10	$0.10
Options exercised	—	$0.00	$0.00

Balance at March 31, 2004	2,900,000	$0.10	$0.10

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement.  The fair value for the options granted during the three months ended March 31, 2004 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.00%
Dividend yield	0.00%
Volatility factor	0.00%
Weighted average expected life	2 years

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

The calculation of stock-based compensation under the fair value method was similar to the calculation under the intrinsic value method in APB 25 ($240,000); therefore, no pro forma net income and earnings per share information has been reported.

(5)                                 Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

ITEM 2.                             MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the financial condition and plan of operation should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB.  This discussion and analysis contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements.

Material Accounting Policies

The discussion and analysis of St. Joseph’s condition and result of operations are based on the condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

General / Plan of Operation

At our year ended December 31, 2003, we had not generated any revenues since our inception, however, in December of 2003, we elected to pursue a new business purpose and on December 2, 2003, we entered into an Agreement of Share Exchange and Purchase and Sale with Staf*Tek Services, Inc. (“Staf*Tek”), an Oklahoma corporation.  On January 2, 2004, we completed the acquisition of Staf*Tek by acquiring all of the issued and outstanding common shares of Staf*Tek.  Since its inception, Staf*Tek has been a leader in the recruiting and the placement of professional technical personnel on a temporary and permanent basis in the Tulsa, Oklahoma area.  Staf*Tek assists their clients with projects that require specialized expertise ranging from multiple platform systems integration to end-user support, including specialists in programming, networking, systems integration, database design and help desk support.

Staf*Tek is our only subsidiary by which we generate operating revenues.  Staf*Tek generates revenue primarily by providing its clients with IT professionals either on a permanent or contractual basis.

On June 14, 2004, Mr. John Blackmon joined Staf*Tek as Vice President. Before joining Staf*Tek, Mr. Blackmon was a Senior Manager of Information Technology with MCI/WorldCom. Mr. Blackmon joined MCI/WorldCom in 1997 in the Operations organization and was quickly moved to the IT organization where his responsibilities included operations management, management of both technical and support organizations, and progressing to lead the development and implementation of all E*Commerce application solutions for the Wholesale division of WorldCom. In addition, Mr. Blackmon was heavily involved in the management of outsourced application development projects, as well as managing these vendors through the project life cycle.  He previously worked in the personal computer industry with responsibility for the product development, manufacturing, as well as managing off shore vendors for product development and manufacturing.

The Company plans to satisfy cash requirements over the next 12 months through the continuation and renewal of contractual agreements in the IT staffing industry.  The Company also anticipates raising additional funds from the sale of its stock.

Results of Operations:

As a direct result of our acquisition of Staf*Tek, there was a substantial increase our revenues and gross profit for the six month period ended June 30, 2004 as compared to the same period ended June 30, 2003.  Our wholly owned subsidiary, Staf*Tek, generated approximately $849,000 in net service revenues and gross profits of approximately $259,000, while we had not generated any revenues or profits since our inception.

Our loss of approximately $317,000 for the six month period ending June 30, 2004, was caused by the payment of preferred stock dividends of approximately $39,200 related to the acquisition of Staf*Tek, as well as, $240,000 of stock-based compensation related to the issuance of common stock options.  We issued options to three (3) members of our Board of Directors to purchase 300,000 shares of our common stock, with a recognized value of $120,000; the issuance of common stock options to eight (8) members of our Advisory Board to purchase an aggregate amount of 200,000 shares of our common stock, with a recognized value of $80,000, in addition to our issuance of common stock options to four (4) employees, to purchase 100,000 shares of our common stock carrying a recognized value of $40,000.

Liquidity and Financial Resources

We had a working capital deficit of $66,653 at June 30, 2004.  Our working capital decreased from a positive working capital balance of $163,883 at March 31, 2004 to a deficit of $66,653 at June 30, 2004, largely due to the reclassification of our note payable from long-term debt to current liabilities.  The note payable to our president is due on June 15, 2005, which is less than 12 months from the June 30, 2004 balance sheet date, resulting in the reclassification.

During the six months ended June 30, 2004, our investing activities consisted of an $80,000 payment to acquire our subsidiary.  Our financing activities resulted in net cash proceeds of $15,804 consisting of $70,000 in proceeds from the sale of 140,000 shares of our common stock, less $39,196 paid for preferred stock dividends and $15,000 paid against the note payable.

Income Taxes

We record our income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  We incurred net operating losses during the period June 30, 2004 resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

ITEM 3.                             Controls and Procedures

(a)  Evaluation of Disclosure Controls & Procedures.

Based on their evaluation as of the end of the period covered by this Form 10-QSB, the Company’s president, as its principal executive officer, and secretary/treasurer, its principal financial officer, have carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon this evaluation, the principal executive officer and principal financial officer have concluded the Company’s disclosure controls and procedures are effective in timely informing them of material information relating to the Company required to be disclosed in its reports under the Securities Exchange Act of 1934.

(b)  Changes in Internal Control over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter covered by this Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                             Legal Proceedings

We have no legal proceedings in effect.

ITEM 2.                             Changes in Securities

There were no changes in securities during this reporting period.

ITEM 3.                             Defaults Upon Senior Securities

We incurred no defaults upon senior securities during this reporting period.

ITEM 4.                             Submission of Matters to a Vote of Security Holders

None

ITEM 5.                             Other Information

None

ITEM 6.                             Exhibits and Reports on Form 8-K

(a)                                  Exhibits

3(i)                               Articles of Incorporation of Pottery Connection, Inc. *

3(ii)                            Amended Articles of Incorporation (Name change to St. Joseph Energy, Inc.) *

3(iii)                         Bylaws of Pottery Connection, Inc.*

3(iv)                        Amended Articles of Incorporation (Name change to St. Joseph, Inc.) *

4.0                                 Specimen form of Registrant’s common stock*

10.1                            Exclusive Agreement between David Johnson-St. Joseph Energy, Inc. *

10.2                            St. Joseph Energy, Inc. User Agreement *

31.1                           Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2                           Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

The Company filed one (1) report on Form 8-K, dated April 30, 2004, regarding Item 1-Changes in Control of Registrant, Item 2-Acquisition or Disposition of Assets and Item 5-Other Events: Name change.

*  Incorporated by reference to a previously filed exhibit or report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

St. Joseph Energy, Inc.
(Registrant)

/s/ John H. Simmons
John H. Simmons
President

Date: August 19, 2004