Form 10QSB
period 2004-09-30
ST JOSEPH INC
filed 2004-11-22
CIK 1177135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Outstanding at September 30, 2004
4,731,712
$.001 par value common stock

Transitional Small Business Disclosure Format (check one):  Yes  ☐      No  ☒

ST. JOSEPH, INC.

FORM 10-QSB

ii

PART I—FINANCIAL INFORMATION

ITEM 1.          Financial Statements

ST. JOSEPH, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

INDEX

Unaudited Condensed Consolidated Balance Sheet

Unaudited Condensed Consolidated Statements of Operations for the Three- and nine-months ended September 30, 2004 and 2003

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine-months ended September 30, 2004 and 2003

Notes to Unaudited Condensed Consolidated Financial Statements

ST. JOSEPH, INC.

Condensed Consolidated Balance Sheet

(Unaudited)

September 30, 2004

Assets
Current assets:
Cash	$46,874
Marketable securities	11,412
Accounts receivable	128,229
Employee advances	33,723
Total current assets	220,238

Property and equipment, net	30,927
Deposit	3,870
Goodwill	306,149

$561,184

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$108,899
Line of credit (Note 3)	104,769
Note payable to officer (Note 2)	96,000
Accrued interest payable (Note 2)	3,392
Preferred dividend accrual (Note 4)	289
Total current liabilities	313,349

Shareholders’ equity (Note 4):
Preferred stock; 386,208 shares issued and outstanding	386
Common stock; 4,731,712 shares issued and outstanding	4,732
Outstanding stock options - 2,875,000	232,800
Additional paid-in capital	646,802
Retained deficit	(638,022)
Other comprehensive income	1,137

Total shareholders’ equity	247,835

$561,184

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service revenues, net	$349,173	$—	$1,198,394	$—
Direct costs of services	264,092	—	854,059	—
Gross profit	85,081	—	344,335	—

Selling, general and administrative	136,210	669	412,282	4,510
Contributed rent (Note 2)	—	600	—	1,800
Depreciation	3,762	782	13,965	1,996
Stock-based compensation (Note 4)	—	—	242,800	—
Loss from operations	(54,891)	(2,051)	(324,712)	(8,306)

Non-operating income:
Interest income	20	—	332	—
Interest expense	(6,329)	—	(17,710)	—
Loss before income taxes	(61,200)	(2,051)	(342,090)	(8,306)

Income tax provision (Note 5)	—	—	—	—

Net loss	(61,200)	(2,051)	(342,090)	(8,306)

Preferred stock dividend requirements	(19,552)	—	(58,748)	—

Loss applicable to common stock	$(80,752)	$(2,051)	$(400,838)	$(8,306)

Basic and diluted loss per common share	$(0.02)	$0.00	$(0.09)	$0.00

Weighted average common shares outstanding	4,665,045	2,748,920	4,621,712	2,748,920

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

								Other
								Comprehensive
								Income
					Outstanding	Additional		Unrealized
	Preferred Stock		Common Stock		Stock	Paid-in	Retained	Investment
	Shares	Par Value	Shares	Par Value	Options	Capital	Deficit	Gains	Total
Balance, January 1, 2004	386,208	$386	4,491,712	$4,492	$—	$517,042	$(237,184)	$—	$284,736

Sale of common stock at $.50 per share (Note 4)	—	—	240,000	240	—	119,760	—	—	120,000
Granted stock options (Note 4)	—	—	—	—	242,800	—	—	—	242,800
Preferred stock dividends	—	—	—	—	—	—	(58,748)	—	(58,748)
Expired stock options	—	—	—	—	(10,000)	10,000	—	—	—
Comprehensive income (loss):
Unrealized investment gains	—	—	—	—	—	—	—	1,137	1,137
Net loss	—	—	—	—	—	—	(342,090)	—	(342,090)
Comprehensive income (loss)	—	—	—	—	—	—	—	—	(340,953)

Balance, September 30, 2004	386,208	$386	4,731,712	$4,732	$232,800	$646,802	$(638,022)	$1,137	$247,835

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Net cash provided by (used in) operating activities	$(30,186)	$(6,646)

Cash flows from investing activities:
Payment to acquire subsidiary	(80,000)	—
Net cash used in investing activities	(80,000)	—

Cash flows from financing activities:
Capital contributed by an officer	—	1,000
Principal payment on officer’s note payable (Note 2)	(99,000)	—
Payments for preferred stock dividends (Note 4)	(58,459)	—
Proceeds from the sale of common stock (Note 4)	120,000	—
Net cash provided by financing activities	(37,459)	1,000

Net change in cash	(147,645)	(5,646)

Cash, beginning of period	194,519	5,726

Cash, end of period	$46,874	$80

Supplemental disclosure of cash flow information:
Income taxes	$—	$—
Interest	$14,318	$—

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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented.  The results of operations presented for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

(2)           Related Party Transactions

During December 2003, the Company’s President, John Simmons, advanced the Company $195,000 for working capital in exchange for a promissory note.  The note carries a ten percent interest rate, payable quarterly, and matures on June 15, 2005.  During the nine months ended September 30, 2004, the Company repaid $99,000 of principal and $9,750 of interest.  As of September 30, 2004, the Company owed $96,000 in principal and $3,392 in accrued interest on the note.

During the three months ended September 30, 2004, the Company sold 100,000 shares of its common stock to an employee, Zachary Karo, at $.50 per share pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933 (the “Act”), as amended.  The Company received gross proceeds of $50,000.

An officer contributed office space to the Company through December 31, 2003.  The office space was valued at $200 per month based on the market rate in the local area and is included in the accompanying consolidated financial statements as contributed rent with a corresponding credit to contributed capital.

(3)           Line of Credit

The Company has a $150,000 line of credit of which $45,231 was unused at September 30, 2004.  The interest rate on the credit line was 5.50 percent at September 30, 2004.  Interest payments are due monthly.

(4)           Shareholders’ Equity

Preferred Stock

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series.  In December 2003, the Company issued 386,208 shares of convertible preferred stock that remain outstanding at September 30, 2004.  Each share of preferred stock is convertible to one share of common stock and has a yield of 6.75 percent dividend per annum, which is paid quarterly on a calendar basis for a period of 5 years.  The Company paid $58,459 in preferred stock dividends during the nine months ended September 30, 2004.  Dividends unpaid as of September 30, 2004 totaled $289.

Common Stock

During the nine months ended September 30, 2004, the Company sold 240,000 shares of its common stock at $.50 per share pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933 (the “Act”), as amended, to four individuals:  Donald Karo (30,000 shares), Phyllis Bell (60,000 shares), John Hershenberg (50,000 shares), and Zach Karo (100,000 shares).  The Company received gross proceeds of $120,000.

Common Stock Options

The following schedule summarizes the changes in the Company’s stock options for the nine months ended September 30, 2004:

	Options Outstanding and Exercisable		Weighted Average
	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Per Share
Balance at January 1, 2004	2,300,000	$0.10	$0.10
Options granted	600,000	$0.10	$0.10
Options exercised	—	$0.00	$0.00
Options expired	(25,000)	$0.10	$0.10

Balance at September 30, 2004	2,875,000	$0.10	$0.10

Options granted to employees

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

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement.  The fair value for the options granted during the nine months ended September 30, 2004 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.00%
Dividend yield	0.00%
Volatility factor	0.00%
Weighted average expected life	5 years

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

Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

September 30,
2004
Net loss-common shareholders, as reported	$(400,838)
Decrease due to:
Employee stock options	(5,600)
Pro forma net loss	$(406,438)

As reported:
Net loss per share - basic and diluted	$(0.09)
Pro Forma:
Net loss per share - basic and diluted	$(0.09)

Options granted to non-employees

During the three months ended March 31, 2004, the Company granted options to eight members of its Advisory Board to purchase 200,000 shares of the Company’s common stock at an exercise price of $.10 per share.  The options vested on the date of grant.  The Advisory Board options are not considered employee options and are accounted for SFAS 123.  Stock-based compensation totaling $82,800 has been recognized in the accompanying condensed consolidated financial statements related to these options.

(5)           Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

(6)           Concentration of Credit Risk

The Company conducts a significant portion of its operations with one customer, MCI, Inc.  During the nine months ended September 30, 2004, approximately 78 percent of the Company’s service revenues were conducted with MCI.  Accordingly, any adverse financial or operating event on MCI, or the loss or reduction of the Company’s business with MCI, could have a material adverse effect on the Company.

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

Staf*Tek is our only subsidiary by which we generate operating revenues.  Staf*Tek generates revenue primarily by providing its clients with IT professionals either on a permanent or contractual basis.  The Management of Staf*Tek has placed an increased emphasis on pursuing new clients as well as continuing exemplary service to existing ones.  To that end, Staf*Tek has recently added two sales personnel and two advertising and marketing specialists in an effort to grow the Company’s business.

The Company plans to satisfy cash requirements over the next 12 months through the continuation and renewal of contractual agreements in the IT staffing industry.  The Company also anticipates raising additional funds from the sale of its stock.

Results of Operations

As a direct result of our acquisition of Staf*Tek, there was a substantial increase our revenues and gross profit for the nine month period ended September 30, 2004 as compared to the same period ended September 30, 2003.  Our wholly owned subsidiary, Staf*Tek, generated approximately $1,198,000 in net service revenues and gross profits of approximately $344,000 for the nine months ended September 30, 2004.  We did not generated any revenues or profits prior to our acquisition of Staf*Tek.

Our loss of approximately $400,000 for the nine months ended September 30, 2004, was caused by increases in payroll, interest expense and $242,800 of stock-based compensation related to the issuance of common stock options.  We issued options to three (3) members of our Board of Directors to purchase 300,000 shares of our common stock, with a recognized value of $120,000; the issuance of common stock options to eight (8) members of our Advisory Board to purchase an aggregate amount of 200,000 shares of our common stock, with a recognized value of $82,800, in addition to our issuance of common stock options to four (4) employees, to purchase 100,000 shares of our common stock carrying a recognized value of $40,000.  We also incurred preferred stock dividends, which increased the loss applicable to common stockholders by almost $59,000.

We did not acquire Staf*Tek until December 2003; however, in an attempt to provide a better understanding of our operating results, we have included an analysis that compares Staf*Tek’s operating results for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30,
Account	2004	2003	Variance
Service revenues	$1,198,394	$936,505	$261,889
Cost of services	(854,059)	(688,484)	(165,575)
Gross profit	344,335	248,021	96,314

Gross profit percentage	28.73%	26.48%	2.25%

Selling, general and administrative	(241,829)	(228,723)	(13,106)
Depreciation	(4,652)	(6,245)	1,593
Interest expense	(4,568)	(6,511)	1,943
Interest income	332	947	(615)

Net income	$93,618	$7,489	$86,129

Staf*Tek’s service revenues and related costs of services increased during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The increase in revenues were primarily attributable to Staf*Tek’s contract with MCI, Inc. which commenced in May 2003. Thus, Staf*Tek began to realize a significant increase in profits beginning with the June 2003 operating results. Related costs of services also increased largely due to legal and accounting costs involved with “going public,” dividend payments paid to the former owners of Staf*Tek, required travel and related expenses during the transition period, system upgrades, remodeling of Staf*Tek’s corporate offices, and the additional payroll burden of four new company employees. Two of those employees have proven managerial staffing experience, one has a strong marketing background, and one has been hired as the Company’s Public Relations Liaison.

Liquidity and Financial Resources

We had a working capital deficit of $93,111 at September 30, 2004.  Our working capital decreased from a working capital deficit of $66,653 at June 30, 2004, largely due to a $29,000 increase in our line of credit.

During the nine months ended September 30, 2004, we used $30,186 through our operating activities.  Our investing activities consisted of an $80,000 payment to acquire our subsidiary.

Our financing activities resulted in a net use of cash totaling $37,459 consisting of $120,000 in proceeds from the sale of 240,000 shares of our common stock, less $58,459 paid for preferred stock dividends and $99,000 paid against the note payable to our president.

Income Taxes

We record our income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  We incurred net operating losses during the period September 30, 2004 resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

ITEM 3.          Controls and Procedures

(a) Evaluation of Disclosure Controls & Procedures.

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Principal Executive and Principal Financial Officers, the Principal Executive and Principal Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process, and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

(b) Changes in Internal Control over Financial Reporting.

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.          Legal Proceedings

We have no pending legal proceedings.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2004, the Company sold 100,000 shares of its common stock to an employee, Zachary Karo, at $.50 per share pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933 (the “Act”), as amended.  The Company received gross proceeds of $50,000.

This transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of the exemptions provided under section 4(2) was available because:

•     The transfer or issuance did not involve underwriters, underwriting discounts or commissions;

•     A restriction on transfer legend was placed on all certificates issued;

•     The distributions did not involve general solicitation or advertising; and,

•     The distribution was made only to insiders, accredited investors or investors who were sophisticated enough to evaluate the risks of the investment.  The shareholder was given access to all information about our business and the opportunity to ask questions and receive answers about our business from our management prior to making any investment decision.

ITEM 3.          Defaults Upon Senior Securities

We incurred no defaults upon senior securities during this reporting period.

ITEM 4.          Submission of Matters to a Vote of Security Holders

None

ITEM 5.          Other Information

Market Information.  As of the date of this Form 10-QSB, there is no public trading market for the Company’s Common Stock.  The Company has engaged a broker/dealer, Burt Martin Arnold Securities, to file with the National Association of Securities Dealers, Inc. (NASD) to have its Common Stock traded in the Pink Sheets and the OTC Bulletin Board® (OTCBB) upon satisfaction of all disclosure and regulatory requirements, which include, among other things, completion of the review process with applicable regulatory agencies and amendment of prior Securities Exchange Act of 1934 filings as necessary.  The Company’s stock will not be eligible to trade until all such requirements are met, and there can be no assurance when, if ever, trading will begin, although the Company is vigorously pursuing the fulfillment of these requirements.

The Securities and Exchange Commission has adopted regulations concerning low priced securities or “penny stocks.”  The regulations define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For transactions covered by these regulations, a broker-dealer intending to sell to persons other than established customers or accredited investors must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to the sale.  If our common stock will constitute penny stock upon trading, these additional burdens may discourage broker-dealers from effecting transactions in our common stock and could limit our market liquidity and your ability to sell in the secondary market.  In addition, it is unlikely that any bank or financial institution will accept penny stock as collateral.

In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated), including an affiliate, who beneficially owns “restricted securities” may not sell those securities until they have been beneficially owned for at least one year. Thereafter, the person would be entitled to sell within any three-month period a number of shares that does not exceed the greater of:

•  1% of the number of shares of common stock then outstanding (approximately 4,731,712 shares are outstanding as of September 30, 2004); or

•  the average weekly trading volume of the common stock during the four calendar weeks preceding the filing with the SEC of a notice on the SEC’s Form 144 with respect to such sale (shares of St. Joseph are not trading as of September 30, 2004).

Sales under Rule 144 are also subject to certain other requirements regarding the manner of sale, notice and availability of current public information about St. Joseph.

Under Rule 144(k), a person who is not, and has not been at any time during the 90 days preceding a sale, an affiliate of St. Joseph and who has beneficially owned the shares proposed to be sold for at least two years (including the holding period of any prior owner except an affiliate) is entitled to sell such shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

ITEM 6.          Exhibits and Reports on Form 8-K

(a)	Exhibits

3(i)	Articles of Incorporation of Pottery Connection, Inc. *
3(ii)	Amended Articles of Incorporation (Name change to St. Joseph Energy, Inc.) *
3(iii)	Bylaws of Pottery Connection, Inc. *
3(iv)	Amended Articles of Incorporation (Name change to St. Joseph, Inc.) *
4.0	Specimen form of Registrant’s common stock *
10.1	Exclusive Agreement between David Johnson-St. Joseph Energy, Inc. *
10.2	St. Joseph Energy, Inc. User Agreement *
31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company did not file any Reports on Form 8-K during this reporting period.

*  Incorporated by reference to a previously filed exhibit or report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

St. Joseph, Inc.
(Registrant)

/s/ John H. Simmons
John H. Simmons
President

Date: November 22, 2004