Form 10KSB/A
period 2002-12-31
ST JOSEPH INC
filed 2005-01-05
CIK 1177135

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549

                                   FORM 10-KSB
                                 Amendment No. 1

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________

Commission file number: 0-49936

                             St. Joseph Energy, Inc.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)


          Colorado                                              CH47-0844532
-------------------------------                             -----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


906 East 7th Street, Hastings, Nebraska                           68901
---------------------------------------                       ---------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number:      (402) 461-4957

Securities registered under Section 12(b) of the Act:        None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                         ----------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes    |X|                        No     |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for its most recent fiscal year: $0

Aggregate market value of voting stock held by non-affiliates of the issuer as of: 12/31/02: $435,680

Number of shares of common stock, $.001 par value, outstanding on 12/31/02 was 2,748,920

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format:  Yes   |_|      No   |X|

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

Business
--------

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

There are basically three distinct business segments, which have emerged in the professional fine arts market: artists, interior designers and organizational buyers.(9) Each possesses a special interest in the nature of fine art marketing as the marketing needs of each group may differ from traditional end- user consumers.(10) Online fine art markets evolve as artists and buyers find mutually acceptable domains for the marketing artwork. Therefore, a long-term success of art marketers is likely to remain partially dependent upon understanding of the online needs of each major segment. Certain needs of these divergent groups may challenge marketers, since online fine art marketing research has, thus far, been oriented towards an end-user consumer market.

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

Employees
---------

St. Joseph currently has no employees and does not contemplate hiring any employees until management believes it is necessary.

Patents and Trademarks
----------------------

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


                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for St. Joseph's Common Stock. The Company has engaged a broker/dealer, Burt Martin Arnold Securities, to file with the National Association of Securities Dealers, Inc. (NASD) to have its Common Stock traded in the Pink Sheets and the OTC Bulletin Board(R) (OTCBB) upon satisfaction of all disclosure and regulatory requirements, which include, among other things, completion of the review process with applicable regulatory agencies and amendment of prior Securities Exchange Act of 1934 filings as necessary. The Company's stock will not be eligible to trade until all such requirements are met, and no assurance can be given that such application will be approved, and if approved, that an active trading market for the Common Stock will materialize or be maintained.

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

Item 13.  EXHIBITS AND REPORTS ON FROM 8-K


Exhibit No.                  Description of Document
-----------                  -----------------------

 3(i)       Articles of Incorporation of Pottery Connection, Inc. *

 3(ii)      Amended Articles of Incorporation (Name change to St. Joseph Energy,
            Inc.)*

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

----------
* Incorporated by reference to a previously filed exhibit or report.


There were no reports filed on Form 8-K

Item 14.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls & Procedures.

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report conducted by the Company's management, with the participation of the Principal Executive and Principal Financial Officers, the Principal Executive and Principal Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process, and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

(b) Changes in Internal Control over Financial Reporting.

During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 4, 2005.
St. Joseph, Inc.


/s/John S. Simmons
---------------------------
John H. Simmons, President
and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature and Title                  Date


/s/John H. Simmons                   January 4, 2005
---------------------------
John H. Simmons, President,
Chief Executive Officer and
Director

/s/Kenneth L. Johnson                January 4, 2005
--------------------------------
Kenneth L. Johnson,
Secretary-Treasurer and Director

/s/Jerry Malone                      January 4, 2005
----------------------
Jerry Malone, Director

/s/Kimberly A. Samon                 January 4, 2005
---------------------------
Kimberly A. Samon, Director

/s/Milton Harbuck                    January 4, 2005
------------------------
Milton Harbuck, Director

/s/Bruce Schreiner                   January 4, 2005
-------------------------
Bruce Schriener, Director

/s/ Gerald McIlhargey                January 4, 2005
--------------------------
Gerald McIlhargey

                             ST. JOSEPH ENERGY, INC.
                        (A Development Stage Enterprise)

                          AUDITED FINANCIAL STATEMENTS
                                      with
                      INDEPENDENT AUDITORS' REPORT THEREON

                            ST. JOSEPH ENERGY, INC.
                         (A Development Stage Company)
                         Index to Financial Statements

                                                                           Page
                                                                           -----

Report of Independent Auditors ............................................F-2

Balance Sheet at December 31, 2002 ........................................F-3

Statements of Operations for the years ended December 31, 2002 and 2001 and March 19, 1999 (inception) through December 31, 2002 .............F-4

Statement of Changes in Shareholders' Equity for the period from
     March 19, 1999 (inception) through December 31, 2002 .................F-5

Statements of Cash Flows for the years ended December 31, 2002 and 2001 and March 19, 1999 (inception) through December 31, 2002 .............F-7

Notes to Financial Statements .............................................F-8

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



Cordovano and Harvey, P.C.
Denver, Colorado
February 14, 2003

                            ST. JOSEPH ENERGY, INC.
                         (A Development Stage Company)
                                 Balance Sheet

                                December 31, 2002

                                     Assets
Current assets:
    Cash ..........................................................   $         5,726
    Inventory, at cost ............................................             1,068
                                                                      ---------------
                  Total current assets ............................             6,794

Property and equipment, net (Note 3) ..............................             4,591
                                                                      ---------------

                                                                      $        11,385
                                                                      ===============

                      Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities ......................   $        29,500
                                                                      ---------------
                  Total current liabilities .......................            29,500
                                                                      ---------------

Shareholders' equity (Note 5):
    Preferred stock, $.001 par value; 25,000,000 shares authorized,
       -0- shares issued and outstanding ..........................                --
    Common stock, $.001 par value; 100,000,000 shares authorized,
       2,748,920 shares issued and outstanding ....................             2,749
    Additional paid-in capital ....................................           194,771
    Deficit accumulated during development stage ..................          (215,635)
                                                                      ---------------

                  Total shareholders' equity ......................           (18,115)
                                                                      ---------------

                                                                      $        11,385
                                                                      ===============

                 The accompanying notes to financial statements

                            ST. JOSEPH ENERGY, INC.
                         (A Development Stage Company)
                            Statements of Operations

                                                       Years Ended Through              March 19,
                                                 December 31,        December 31,        1999
                                               ----------------------------------     (Inception)
                                                      2002               2001            2002
                                               ---------------    ---------------    ---------------
Operating expenses:
    Professional fees ......................   $        36,900    $         5,500    $        48,451
    Investment loss (Note 1) ...............                --            119,500            119,500
    Contributed rent (Note 2) ..............             2,400              2,400              9,000
    Compensation ...........................                --                 58              1,358
    Office and shop supplies ...............               395                869              2,840
    Depreciation ...........................             3,605              2,967              9,772
    Other ..................................                41              8,867              9,214
                                               ---------------    ---------------    ---------------

                    Total operating expenses            43,341            140,161            200,135
                                               ---------------    ---------------    ---------------

                    Loss from operations ...           (43,341)          (140,161)          (200,135)

Interest expense ...........................                --            (12,167)           (15,500)
                                               ---------------    ---------------    ---------------

                    Loss before income taxes           (43,341)          (152,328)          (215,635)

Income tax provision (Note 4) ..............                --                 --                 --
                                               ---------------    ---------------    ---------------

                    Net loss ...............   $       (43,341)   $      (152,328)   $      (215,635)
                                               ===============    ===============    ===============

Basic and diluted loss per share ...........   $         (0.02)   $         (0.06)
                                               ===============    ===============

Weighted average common shares outstanding .         2,717,002          2,701,720
                                               ===============    ===============

                 The accompanying notes to financial statements

                            ST. JOSEPH ENERGY, INC.
                         (A Development Stage Company)
                  Statement of Changes in Shareholders' Equity

                                                                                                      Deficit
                                                                                                    Accumulated
                                              Preferred Stock          Common Stock      Additional   During
                                         ---------------------   ---------------------    Paid-in   Development
                                           Shares    Par Value     Shares    Par Value    Capital      Stage       Total
                                         ---------   ---------   ---------   ---------   ---------   ---------    ---------
March 1999, sale of common stock
    to founders ($.001/share) (Note 2)          --   $      --   2,000,000   $   2,000   $      --   $      --    $   2,000
March and April 1999, sale of
    common stock pursuant to private
    placement offering at $.25 per
    share, net of $710 of offering
    costs (Note 5) ...................          --          --     101,720         102      24,618          --       24,720
Fair value of office space contributed
    by an officer (Note 2) ...........          --          --          --          --       1,800          --        1,800
Net loss .............................          --          --          --          --          --     (11,189)     (11,189)
                                         ---------   ---------   ---------   ---------   ---------   ---------    ---------

Balance at
    December 31, 1999 ................          --          --   2,101,720       2,102      26,418     (11,189)      17,331

November and December 2000, sale
    of common stock at $.25 per
    share (Note 5) ...................          --          --     600,000         600     149,400          --      150,000
Fair value of office space contributed
    by an officer (Note 2) ...........          --          --          --          --       2,400          --        2,400
Net loss .............................          --          --          --          --          --      (8,777)      (8,777)
                                         ---------   ---------   ---------   ---------   ---------   ---------    ---------

Balance at
    December 31, 2000 ................          --          --   2,701,720       2,702     178,218     (19,966)     160,954

Fair value of office space contributed
    by an officer (Note 2) ...........          --          --          --          --       2,400          --        2,400
Net loss .............................          --          --          --          --          --    (152,328)    (152,328)
                                         ---------   ---------   ---------   ---------   ---------   ---------    ---------

Balance at
    December 31, 2001 ................          --          --   2,701,720       2,702     180,618    (172,294)      11,026

June 2002, sale of common stock at
    $.25 per share (Note 5) ..........          --          --      40,000          40       9,960          --       10,000
September 2002, sale of common stock
    at $.25 per share (Note 5) .......          --          --       7,200           7       1,793          --        1,800
Fair value of office space contributed
    by an officer (Note 2) ...........          --          --          --          --       2,400          --        2,400
Net loss .............................          --          --          --          --          --     (43,341)     (43,341)
                                         ---------   ---------   ---------   ---------   ---------   ---------    ---------

Balance at
    December 31, 2002 ................          --   $      --   2,748,920   $   2,749   $ 194,771   $(215,635)   $ (18,115)
                                         =========   =========   =========   =========   =========   =========    =========

                 The accompanying notes to financial statements

                            ST. JOSEPH ENERGY, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows

                                                                                                 March 19,
                                                                      Years Ended                  1999
                                                                     December 31,                 Through
                                                             -----------------------------      December 31,
                                                                 2002             2001             2002
                                                             -------------    -------------    -------------
Cash flows from operating activities:
    Net loss .............................................   $     (43,341)   $    (152,328)   $    (215,635)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
          Depreciation ...................................           3,605            2,967            9,772
          Office space contributed by an officer (Note 2)            2,400            2,400            9,000
          Investment loss (Note 1) .......................              --          119,500          119,500
          Changes in operating assets and liabilities:
             Inventory ...................................              --           (1,068)          (1,068)
             Accounts payable and accrued liabilities ....          29,500               --           29,500
             Accrued liabilities eliminated in abandonment              --           12,167           15,500
                                                             -------------    -------------    -------------
                     Net cash used in
                         operating activities ............          (7,836)         (16,362)         (33,431)
                                                             -------------    -------------    -------------

Cash flows from investing activities:
    Acquisition of property and equipment ................              --           (5,435)         (14,363)
    Payments for mineral lease interests (Note 1) ........              --               --         (135,000)
                                                             -------------    -------------    -------------

                     Net cash used in
                         investing activities ............              --           (5,435)        (149,363)
                                                             -------------    -------------    -------------

Cash flows from financing activities:
    Proceeds from the sale of common stock (Note 5) ......          11,800               --          189,230
    Payments for offering costs (Note 5) .................              --               --             (710)
                                                             -------------    -------------    -------------
                     Net cash provided by
                         financing activities ............          11,800               --          188,520
                                                             -------------    -------------    -------------

                         Net change in cash ..............           3,964          (21,797)           5,726

Cash, beginning of period ................................           1,762           23,559               --
                                                             -------------    -------------    -------------

Cash, end of period ......................................   $       5,726    $       1,762    $       5,726
                                                             =============    =============    =============

Supplemental disclosure of cash flow information:
    Income taxes .........................................   $          --    $          --    $          --
                                                             =============    =============    =============
    Interest .............................................   $          --    $          --    $          --
                                                             =============    =============    =============

Non-cash investing and financing activities:
    Mineral lease interests acquires for debt (Note 1) ...   $          --    $     200,000    $     200,000
                                                             =============    =============    =============

                 The accompanying notes to financial statements

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

|                           ST. JOSEPH ENERGY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


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
                                    ========

(4)    Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:


                                          Years Ended
                                          December 31,
                                         ------------
                                        2002       2001
                                       ------     ------

U.S. Federal statutory rate........... 15.00%     27.29%
State income tax,
  net of federal benefit..............  3.94%      3.37%
Contributed rent...................... -1.05%     -0.48%
Net operating loss for which no tax
  benefit is currently available......-17.89%    -30.18%
                                      -------    -------
                                        0.00%      0.00%
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