Form 10QSB/A
period 2003-03-31
ST JOSEPH INC
filed 2005-01-05
CIK 1177135

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                 Amendment No. 1

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

ITEM 1.  Financial Statements


              ST. JOSEPH ENERGY, INC. (A Development Stage Company)

                         CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED


                                      INDEX

                                                                          Page
                                                                          ----

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

Unaudited Statements of Cash Flows for the Three-month
    period ended March 31, 2003 and 2002.................................. F-3

Notes to Unaudited Condensed Financial Statements......................... F-4

              ST. JOSEPH ENERGY, INC. (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)

                                March 31, 2003

                                    Assets

Current assets:
Cash.............................................................  $  2,411
Inventory, at cost...............................................     1,304
    Total current assets                                              3,715
                                                                   --------
Property and equipment, net......................................     4,158
                                                                   --------
                                                                   $  7,873
                                                                   ========


                     Liabilities and Shareholders' Equity

Current liabilities:

Accounts payable and accrued liabilities.........................  $ 27,750
                                                                   --------
    Total current liabilities....................................    27,750
                                                                   --------

Shareholders' equity (Note 5):
  Preferred stock................................................        --
  Common stock; 2,748,920 shares issued and outstanding..........     2,749
  Additional paid-in capital.....................................   195,371
  Deficit accumulated during development stage...................  (217,997)
                                                                   --------
    Total shareholders' equity...................................   (19,877)
                                                                   --------
                                                                   $  7,873
                                                                   ========


           See accompanying notes to condensed financial statements

              ST. JOSEPH ENERGY, INC. (A Development Stage Company)
                            Statements of Operations

                                   (Unaudited)


                                                                    MARCH 19,
                                                                      1999
                                       THREE MONTHS ENDED          (INCEPTION)
                                            MARCH 31,                THROUGH
                                       ------------------           MARCH 31,
                                        2003          2002             2003
                                    ----------     ----------      ----------

Operating expenses:
  Professional fees.................$    1,250     $      --      $    49,701
  Investment loss ..................        --            --          119,500
  Contributed rent (Note 2).........       600           600            9,600
  Compensation......................        --            --            1,358
  Office and shop supplies..........        70            --            2,910
  Depreciation......................       433           901           10,205
  Other.............................         9             9            9,223
                                    ----------     ---------       ----------

       Total operating expenses.....     2,362         1,510          202,497
                                    ----------     ---------       ----------

       Loss from operations.........    (2,362)       (1,510)        (202,497)

Interest expense....................        --            --          (15,500)
                                    ----------     ---------       ----------

       Loss before income taxes.....    (2,362)       (1,510)        (217,997)

Income tax provision (Note 3).......        --            --               --
                                    ----------     ---------       ----------

       Net loss.....................$   (2,362)    $  (1,510)     $  (217,997)
                                     ==========     =========      ==========

Basic and diluted loss per share....$    (0.00)    $    0.00
                                    ==========     =========

Weighted average common shares
  outstanding....................... 2,748,920     2,701,720
                                     =========     =========


           See accompanying notes to condensed financial statements


              ST. JOSEPH ENERGY, INC. (A Development Stage Company)
                            Statements of Cash Flows

                                   (Unaudited)



                                                                              MARCH 19,
                                                                                1999
                                                     THREE MONTHS ENDED      (INCEPTION)
                                                          MARCH 31,            THROUGH
                                                    ---------------------      MARCH 31,
                                                      2003       2002           2003
                                                    --------    ---------    ---------
           Net cash used in
             operating activities.................  $ (3,315)   $      (9)   $ (36,746)
                                                    --------    ---------    ---------

Cash flows from investing activities:
  Acquisition of property and equipment...........         -            -      (14,363)
  Payments for mineral lease interests............         -            -     (135,000)
                                                    --------    ---------    ---------
           Net cash used in
             investing activities.................         -            -     (149,363)
                                                    --------    ---------      -------

Cash flows from financing activities:
  Proceeds from the sale of common stock..........         -            -      189,230
  Payments for offering costs.....................         -            -         (710)
                                                    --------    ---------    ---------
           Net cash provided by
             financing activities.................         -            -      188,520
                                                    --------    ---------    ---------
             Net change in cash...................    (3,315)          (9)       2,411

Cash, beginning of period.........................     5,726        1,762            -
                                                    --------    ---------    ---------
Cash, end of period............................... $   2,411   $    1,753   $    2,411
                                                    ========    =========    =========
Supplemental disclosure of cash flow information:
  Income taxes.....................................$       -   $        -   $        -
                                                    ========    =========    =========
  Interest.........................................$       -   $        -   $        -
                                                    ========    =========    =========
Non-cash investing and financing activities:
  Mineral lease interests acquires for debt....... $       -   $        -   $  200,000
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

Date:   January 4, 2005                            ST. JOSEPH, INC.
                                                   (REGISTRANT)

                                                   /s/  John H. Simmons
                                                   -----------------------------
                                                   John H. Simmons
                                                   President