Form 10KSB/A
period 2003-12-31
ST JOSEPH INC
filed 2005-01-05
CIK 1177135

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
                                      20549

                                   FORM 10-KSB
                                 Amendment No. 1


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________

Commission file number: 0-49936

                                ST. JOSEPH, INC.
                            ------------------------
                 (Name of small business issuer in its charter)


          Colorado                                              CH47-0844532
-------------------------------                              -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


4870 S. Lewis, Suite 250, Tulsa, OK                                74105
---------------------------------------                       ---------------
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

Aggregate market value of voting stock held by non-affiliates of the issuer as of: 12/31/03: $309,480

Number of shares of common stock, $.001 par value, outstanding on 12/31/03 was 4,491,712

DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Disclosure Format:  Yes   [ ]     No   [X]

                             St. Joseph Energy, Inc.

                                   FORM 10-KSB
                                TABLE OF CONTENTS

                                     PART I
                                      PAGE

ITEM 1.  DESCRIPTION OF BUSINESS                                     1

ITEM 2.  DESCRIPTION OF PROPERTY                                     4

ITEM 3.  LEGAL PROCEEDINGS                                           4

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         4

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS    4

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATIONS                                       6

ITEM 7.  FINANCIAL STATEMENTS                                        9

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                      9

ITEM 8A. CONTROLS AND PROCEDURES                                     9

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
         AND CONTROL PERSONS; COMPLIANCE WITH SECTION
         16(a) OF THE EXCHANGE ACT                                  10

ITEM 10. EXECUTIVE COMPENSATION                                     13

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT                                      14

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             15

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                           15

ITEM 14.  CONTROLS AND PROCEDURES                                   15

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business

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

Supply of Professionals

Concurrent with the growth in the demand for outsourced services, Staf*Tek is of the belief, based on discussions with Staf*Tek associates, that the number of professionals seeking work on a project and non-project basis has increased due to a desire for:

* more flexible hours and work arrangements, coupled with competitive wages and benefits; and
* challenging engagements that advance their careers, develop their skills and add to their experience.
* the Company maintains its own database of 15,000 trained independent contract professionals. Once a professional is placed, he or she either becomes an employee of the Company or the client's employee.

Marketing and Recruiting

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

Competition

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

Any member of the public may read and copy any materials the Company files with the Securities and Exchange Commission at the Securities and Exchange Commission's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

The Securities and Exchange Commission has adopted regulations concerning low priced securities or "penny stocks." The regulations define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For transactions covered by these regulations, a broker-dealer intending to sell to persons other than established customers or accredited investors must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to the sale. If our common stock will constitute penny stock upon trading, these additional burdens may discourage broker-dealers from effecting transactions in our common stock and could limit our market liquidity and your ability to sell in the secondary market. In addition, it is unlikely that any bank or financial institution will accept penny stock as collateral.

In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated), including an affiliate, who beneficially owns "restricted securities" may not sell those securities until they have been beneficially owned for at least one year. Thereafter, the person would be entitled to sell within any three-month period a number of shares that does not exceed the greater of:

o 1% of the number of shares of common stock then outstanding (approximately 4,731,712 shares are outstanding as of September 30, 2004); or

o the average weekly trading volume of the common stock during the four calendar weeks preceding the filing with the SEC of a notice on the SEC's Form 144 with respect to such sale (shares of St. Joseph are not trading as of September 30, 2004).

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

The authorized capital of the Company is One Hundred Million (100,000,000) common shares with a par value of $0.001 per share. As of August 31, 2004, there are 4,631,712 common shares issued and outstanding.

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

4. Dependence on Key Personnel.

St. Joseph and its wholly owned subsidiary, Staf*Tek, is dependent, to a great extent, on the experience, abilities, and combined service of John H. Simmons, the Company's President and CEO. The loss of services of John H. Simmons or other key personnel, such as Phil Archer, could have a material adverse effect on the Company's business, financial condition or results of operations.
St. Joseph,  currently, does not have key man life insurance on the life of John
H. Simmons, but expects to obtain life insurance in the last quarter of fiscal year, 2004.

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

9. MCI is Staf*Tek's Largest Client.

At the present time, MCI is Staf*Tek's largest client and makes up 66% of its business. The loss of this client or the decline in business could have a material adverse effect on the Company's revenues and profits. MCI has recently announced a decline in operating results and other adverse information.
Accordingly, any adverse financial or operating event on MCI could also have a material adverse effect on the Company.

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

Mr. Johnson graduated from Hastings College in 1985, earning a Bachelor of Arts Degree in Business Administration.

Bruce E. Schreiner, CPA - Mr. Schreiner, CPA, has been a Director of the Company since October of 2003. Mr. Screiner has also been a Director of Staf*Tek Services, Inc. since October, 2003, to the present. Mr. Schreiner is a partner in the accounting firm of Schroeder & Schreiner,P.C. He served as an Agent with the Internal Revenue Service for over five years, culminating in an appointment to the Technical and Review Staff of Omaha, Nebraska, for the Nebraska District.

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

Mr. McIlhargey received a Bachelor of Education degree from Simon Fraser University in British Columbia, Canada in 1972.

The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. There are no family relationships among the Company's officers and directors, nor are there any arrangements or understanding between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director. The Directors held eleven (11) meetings and took action eleven (11) times by written consent during the fiscal year ended December 31, 2003.

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


                   Name and Address         Amount of Beneficial   Percentage
Title of Class    of Beneficial Owner(1)        Ownership (2)       of Class
--------------    -------------------       --------------------   ----------

Common Stock      John H. Simmons-President     1,125,000             25.05%
                  12 Lee Court
                  Trophy Club, TX 76262


Common Stock      David William Lee Core        1,125,000             25.05%
                  6965 N. Grande
                  Baca Raton, FL 33433

Common Stock      Kimberly A. Samon-Director      10,000               .02%
                  14595 Creek Club Drive
                  Alpharetta, GA 30004

Common Stock      Frank Davis                     250,200              5.57%
                  4903 36th St
                  Columbus, NE 68501

Common Stock      Mark Johnson                    250,000              5.57%
                  5210 East 81st, Suite 134
                  Tulsa, OK 74137

Common Stock      Tom Johnson                    250,000               5.57%
                  8914 Starlamp Lane
                  Huston, TX 77095

Common Stock      Frank Rodriguez                250,200               5.57%
                  3236 Alcott St.
                  Denver, CO 80211

Common Stock      Phyllis L. Bell                250,368               5.57%
                  113 Carter Lake Club
                  Carter Lake, Iowa 51510

Common Stock      Bruce Schreiner-Director             0                  0
                  2535 N. Carleton Ave.,
                  Suite B
                  Grand Island, NE 68802

Common Stock      Kenneth L. Johnson-Director          0                  0
                  Secretary/Treasurer
                  4335 South Street
                  Lincoln. NE 68506

Common Stock      Dr. Milton S. Harbuck, DDS           0                  0
                  Director
                  101 Fieldstone Lane
                  Sherwood, AR 75210-6544

Common Stock      Jerry A. Malone-Director             0                  0
                  3101 Esplanade Ave.
                  Shreveport, LA 71109

Common Stock      Gerald McIlhargey-Director           0                  0
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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit No.               Description of Document

Item 13.  EXHIBITS AND REPORTS ON FROM 8-K


EXHIBIT NO.       DESCRIPTION OF DOCUMENT
-----------       --------------------------------------------------------------
2.1               Agreement of Share Exchange and Purchase and Sale *
3(i)              Articles of Incorporation of Pottery Connection, Inc. *
3(ii)             Amended Articles of Incorporation (Name change to St. Joseph
                  Energy, Inc.) *
3(iii)            Bylaws of Pottery Connection, Inc. *
3(iv)             Amended Articles of Incorporation (Name change to St.
                  Joseph, Inc.) *
4.0               Specimen form of Registrant's common stock *
10.1              Exclusive Agreement between David Johnson-St. Joseph Energy,
                  Inc. *
10.2              St. Joseph Energy, Inc. User Agreement *
21.1              Subsidiaries of St. Joseph, Inc. *
31.1              Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2              Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1              Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002
32.2              Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

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

Signature and Title              Date


/s/John H. Simmons               January 4, 2005
--------------------------
John H. Simmons, President,
Chief Executive Officer and
Director

/s/Kenneth L. Johnson            January 4, 2005
--------------------------
Kenneth L. Johnson,
Secretary-Treasurer and Director

/s/Jerry Malone                  January 4, 2005
--------------------------
Jerry Malone, Director

/s/Kimberly A. Samon             January 4, 2005
--------------------------
Kimberly A. Samon, Director

/s/Milton Harbuck                January 4, 2005
--------------------------
Milton Harbuck, Director

/s/Bruce Schreiner               January 4, 2005
--------------------------
Bruce Schriener, Director

/s/ Gerald McIlhargey            January 4, 2005
--------------------------
Gerald McIlhargey

                                ST. JOSEPH, INC.
                       (FORMERLY ST. JOSEPH ENERGY, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           -----

Report of Independent Auditors............................................. F-2

Consolidated Balance Sheet at December 31, 2003............................ F-3

Consolidated Statements of Operations for the
      years ended December 31, 2003 and 2002............................... F-4

Consolidated Statement of Changes in Shareholders' Equity for the
      years ended December 31, 2003 and 2002............................... F-5

Consolidated Statements of Cash Flows for the
      years ended December 31, 2003 and 2002............................... F-6

Notes to Consolidated Financial Statements................................. F-7

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


Cordovano and Honeck, P.C.
Denver, Colorado
March 8, 2004

                                       ST. JOSEPH, INC.
                              (FORMERLY ST. JOSEPH ENERGY, INC.)
                                  CONSOLIDATED BALANCE SHEET


                                      DECEMBER 31, 2003

                                            ASSETS
Current assets:
     Cash.....................................................................  $     194,519
     Marketable securities....................................................         10,276
     Accounts receivable......................................................        169,255
     Prepaid expenses.........................................................         13,595
                                                                                -------------
                     Total current assets.....................................        387,645

Property and equipment, net (Note 3)..........................................         44,892
Goodwill (Note 7).............................................................        306,149
                                                                                -------------
                                                                                $     738,686
                                                                                =============
                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities.................................  $     103,950
     Line of credit (Note 4)..................................................         75,000
     Due to former owners of subsidiary (Note 7)..............................         80,000
                                                                                -------------
                     Total current liabilities................................        258,950

Long-term debt:
     Note payable to officer (Note 2).........................................        195,000
                                                                                -------------
                     Total liabilities........................................        453,950
                                                                                -------------
Shareholders' Equity (Note 6):
     Preferred stock, $.001 par value; 25,000,000 shares authorized,
        386,208 shares issued and outstanding.................................            386
     Common stock, $.001 par value; 100,000,000 shares authorized,
        4,491,712 shares issued and outstanding...............................          4,492
     Additional paid-in capital...............................................        517,042
     Retained deficit, including $253,562 incurred during the
        development stage.....................................................       (237,184)
                                                                                -------------
                     Total shareholders' equity...............................        284,736
                                                                                -------------
                                                                                $     738,686
                                                                                =============

                 See accompanying notes to consolidated financial statements

                                            ST. JOSEPH, INC.
                                   (FORMERLY ST. JOSEPH ENERGY, INC.)
                                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      YEARS ENDED DECEMBER 31,
                                                            -------------------------------------------
                                                                    2003                   2002
                                                            --------------------  ---------------------
Operating expenses:
     Selling, general and administrative.................   $             22,499  $              37,336
     Contributed rent (Note 2)...........................                  2,400                  2,400
     Depreciation........................................                  2,778                  3,605
     Stock-based compensation (Note 6)...................                  5,750                     --
     Gain on liability settlement........................                (20,000)                    --
     Interest expense....................................                  2,000                     --
                                                            --------------------  ---------------------
                       Loss from operations..............                (15,427)               (43,341)
                                                            --------------------  ---------------------
Income tax provision (Note 5)............................                     --                     --
                                                            --------------------  ---------------------
                       Net loss..........................   $            (15,427) $             (43,341)
                                                            ====================  =====================
Basic and diluted loss per share.........................   $              (0.01) $               (0.02)
                                                            ====================  =====================
Weighted average common shares outstanding................             3,021,420              2,717,002
                                                            ====================  =====================


                      See accompanying notes to consolidated financial statements

                                                     ST. JOSEPH, INC.
                                            (FORMERLY ST. JOSEPH ENERGY, INC.)
                                CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                          PREFERRED STOCK         COMMON STOCK      ADDITIONAL
                                       ---------------------  --------------------    PAID-IN      RETAINED
                                         SHARES    PAR VALUE    SHARES   PAR VALUE    CAPITAL       DEFICIT        TOTAL
                                       ----------  ---------  ---------  ---------  -----------  ------------   ----------
Balance, January 1, 2002...............        --  $      --  2,701,720. $   2,702  $   180,618  $   (172,294)  $   11,026

June 2002, sale of common stock at
     $.25 per share (Note 6)...........        --         --     40,000         40        9,960            --       10,000
September 2002, sale of common stock
     at $.25 per share (Note 6)........        --         --      7,200          7        1,793            --        1,800
Fair value of office space contributed
     by an officer (Note 2)............        --         --         --         --        2,400            --        2,400
Net loss...............................        --         --         --         --           --       (43,341)     (43,341)
                                       ----------  ---------  ---------  ---------  -----------  ------------   ----------
Balance, December 31, 2002.............        --         --  2,748,920      2,749      194,771      (215,635)     (18,115)

October 2003, common stock issued
     in exchange for services at $.005
     per share (Note 6)................        --         --    250,000        250        1,000            --        1,250
November 2003, exercised common
     stock options (Note 6)............        --         --  1,250,000      1,250        5,000            --        6,250
December 2003, sale of common stock
     at $.50 per share (Note 6)........        --         --     20,000         20        9,980            --       10,000
Fair value of office space contributed
     by an officer (Note 2)............        --         --         --         --        2,400            --        2,400
December 2003, preferred and
     common stocks issued to acquire
     subsidiary (Note 7)...............   380,500        380    219,500        220      299,400            --      300,000
December 2003, preferred and
     common stocks issued in exchange
     for legal services (Note 6).......     5,708          6      3,292          3        4,491            --        4,500
Preferred stock dividends (Note 7).....        --         --         --         --           --        (6,122)      (6,122)
Net loss...............................        --         --         --         --           --       (15,427)     (15,427)
                                       ----------  ---------  ---------  ---------  -----------  ------------   ----------
Balance, December 31, 2003.............   386,208  $     386  4,491,712  $   4,492  $   517,042  $   (237,184)  $  284,736
                                       ==========  =========  =========  =========  ===========  ============   ==========


                                See accompanying notes to consolidated financial statements


                                              ST. JOSEPHM, INC.
                                     (FORMERLY ST. JOSEPH ENERGY, INC.)
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                                  --------------------------
                                                                                      2003          2002
                                                                                  -----------    -----------
Cash flows from operating activities:
     Net loss................................................................     $   (15,427)   $   (43,341)
     Adjustments to reconcile net loss to net cash
        used by operating activities:
            Depreciation.....................................................           2,778          3,605
            Office space contributed by an officer (Note 2)..................           2,400          2,400
            Common stock issued in exchange for services.....................           5,750             --
            Gain on liability settlement.....................................         (20,000)            --
            Changes in operating assets and liabilities:
               Inventory.....................................................           1,068             --
               Accounts payable and accrued liabilities......................           2,105         29,500
                                                                                  -----------    -----------
                         Net cash used in
                              operating activities...........................         (21,326)        (7,836)
                                                                                  -----------    -----------
Cash flows from investing activities:
     Cash proceeds from subsidiary acquisition...............................         124,991             --
     Payment to acquire subsidiary...........................................        (120,000)            --
                                                                                  -----------    -----------
                         Net cash used in investing activities...............           4,991             --
                                                                                  -----------    -----------
Cash flows from financing activities:
     Proceeds from note payable to officer (Note 2)..........................         195,000             --
     Payments for preferred stock dividends..................................          (6,122)            --
     Proceeds from the sale of common stock..................................          16,250         11,800
                                                                                  -----------    -----------
                         Net cash provided by financing activities...........         205,128         11,800
                                                                                  -----------    -----------
                              Net change in cash.............................         188,793          3,964

Cash, beginning of period....................................................           5,726          1,762
                                                                                  -----------    -----------
Cash, end of period..........................................................     $   194,519    $     5,726
                                                                                  ===========    ===========
Supplemental disclosure of cash flow information:
     Income taxes............................................................     $        --    $        --
                                                                                  ===========    ===========
     Interest................................................................     $     2,000    $        --
                                                                                  ===========    ===========
Non-cash investing and financing activities:
     Stock issued to acquire subsidiary (Note 7).............................     $   300,000    $        --
                                                                                  ===========    ===========

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

                                ST. JOSEPH, INC.
                       (FORMERLY ST. JOSEPH ENERGY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PROPERTY, EQUIPMENT AND DEPRECIATION

Property  and  equipment  are  stated  at  cost.   Property  and  equipment  are
depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Pottery equipment................................................        5 years
Computer equipment...............................................        3 years
Other property
(signs)..........................................................       10 years

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

                                ST. JOSEPH, INC.
                       (FORMERLY ST. JOSEPH ENERGY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2003:

Pottery equipment ....................   $   7,492
Furniture and fixtures ...............      35,447
Office equipment .....................      58,295
Computer equipment ...................      41,487
Other property .......................         540
                                         ---------
          Total property and equipment     143,261
Less accumulated depreciation ........     (98,369)
                                         ---------
          Property and equipment, net    $  44,892
                                         =========

(4) LINE OF CREDIT

The Company has a $100,000 line of credit of which $25,000 was unused at December 31, 2003. The interest rate on the credit line was 5.15 percent at December 31, 2003. Principal and interest payments are due monthly.

(5) INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

                                       YEARS ENDED
                                       DECEMBER 31,
                                      --------------
                                      2003      2002
                                      -----    -----
U.S. Federal statutory rate .......   15.00%   15.00%
State income tax,
   net of federal benefit .........    5.10%    3.94%
Contributed rent ..................   -3.13%   -1.05%
Net operating loss for which no tax
   benefit is currently available .   -16.97%  -17.89%
                                      -----    -----
                                       0.00%    0.00%
                                      =====    =====

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

The following schedule summarizes the changes in the Company's stock options for the years ended December 31, 2003 and 2002:

                                   OPTIONS OUTSTANDING
                                      AND EXERCISABLE
                               ----------------------------   WEIGHTED AVERAGE
                                NUMBER OF    EXERCISE PRICE    EXERCISE PRICE
                                 SHARES        PER SHARE         PER SHARE
                               ----------    --------------   --------------
Balance at December 31, 2001           --               N/A              N/A
   Options granted .........           --               N/A              N/A
                               ----------    --------------   --------------
Balance at December 31, 2002           --               N/A              N/A
   Options granted .........    3,550,000    $.005 to  $.10   $        0.067
   Options exercised .......   (1,250,000)   $        0.005   $        0.005
                               ----------    --------------   --------------
Balance at December 31, 2003    2,300,000    $         0.10   $          0.10
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

GOODWILL

The aggregate purchase price was $500,000, consisting of 380,500 preferred shares and 219,500 common shares of the Company valued at $.50 per share based on contemporaneous stock sales, and cash of $200,000. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

                     DECEMBER 31, 2003
Cash.................................................   $ 124,991
Marketable securities................................      10,276
Accounts receivable..................................     169,255
Prepaid expenses.....................................      13,595
Property and equipment, net..........................      43,079
                                                        ---------
Total assets acquired................................     361,196
                                                        ---------
Accounts payable and accruals........................     (92,345)
Line of credit.......................................     (75,000)
                                                        ---------
Total liabilities assumed............................    (167,345)
                                                        ---------
Net assets acquired..................................   $ 193,851
                                                        =========

Goodwill recognized in the acquisition totaled $306,149, consisting of the amount the purchase price ($500,000) exceeds the fair value of the net assets acquired ($193,851).

PRO FORMA FINANCIAL STATEMENTS

The unaudited Pro Forma Condensed Statement of Operations for the year ended December 31, 2003 gives effect to the Agreement between the Company and Staf Tek as if the acquisition occurred at the beginning of the period presented. The unaudited Pro Forma Condensed Statement of Operations is based upon the historical financial statements of the Company and Staf Tek and should be read in conjunction with the audited financial statements and related footnotes of both parties. A Pro Forma Balance Sheet has not been included as the acquisition is reflected in the historical Balance Sheet, which is a part of the accompanying consolidated financial statements.

The pro forma adjustments and the resulting unaudited Pro Forma Condensed Statement of Operations have been prepared based upon available information and certain assumptions and estimates deemed appropriate by the Company.

The unaudited Pro Forma Condensed Statement of Operations has been prepared for informational purposes only and does not purport to be indicative of the results of operations that actually would have occurred if the acquisition had been consummated at the beginning of the period presented. Furthermore, the unaudited Pro Forma Condensed Statement of Operations does not reflect changes that may have occurred as the result of post-acquisition activities and other matters.

                                ST. JOSEPH, INC.
                       (FORMERLY ST. JOSEPH ENERGY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following unaudited Pro Forma Condensed Statement of Operations gives effect to the acquisition of Staf Tek by the Company, which resulted in Staf Tek becoming the Company's wholly-owned subsidiary:



                                                 PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                                                    FOR THE YEAR ENDED DECEMBER 31, 2003
                                                                  UNAUDITED

                                                                                     PRO FORMA
                                                               STAF TEK      -------------------------
                                               ST. JOSEPH      SERVICES      ADJUSTMENTS    COMBINED
                                               -----------    -----------    -----------   -----------
Service revenues ...........................   $        --    $ 1,550,442    $        --   $ 1,550,442
Costs of services ..........................            --      1,105,882             --     1,105,882
Operating expenses .........................        13,427        407,138          4,500 A     425,065
Interest expense ...........................         2,000         11,232         19,500 B      32,732
                                               -----------    -----------    -----------   -----------
Net income (loss) ..........................       (15,427)        26,190        (24,000       (13,237)

Preferred stock dividend requirements ......            --             --        (78,208)C     (78,208)
                                               -----------    -----------    -----------    -----------
Net income (loss) applicable to common stock   $   (15,427)   $    26,190    $  (102,208)   $   (91,445)
                                               ===========    ===========    ===========    ===========
Basic and diluted loss per common share ....   $     (0.01)   $      0.07    $     (0.09)   $     (0.03)
                                               ===========    ===========    ===========    ===========
Basic and diluted weighted average
   common shares outstanding ...............     3,021,420        380,500       (157,708)     3,244,212
                                               ===========    ===========    ===========    ===========

The  following   footnotes  should  be  read  in  understanding  the  pro  forma adjustments to the unaudited Pro Forma  Condensed  Statement of  Operations:
      A. Record issuance of 3,292 common shares and 5,708 preferred shares to an attorney for services related to the Agreement.
      B.    Record interest expense on debt acquired to finance the acquisition.
      C. Record dividend treatment related to the preferred shares issued in the acquisition.

                                                                            PAGE
                                                                            ----

Independent Auditors' Report............................................... F-17

Balance Sheet at December 30, 2003......................................... F-18

Statements of Operations from January 1, 2003 through December 30,
      2003 and for the year ended December 31, 2002........................ F-19

Statement of Changes in Shareholders' Equity from January 1, 2002 through December 30, 2003............................................ F-20

Statements of Cash Flows from January 1, 2003 through December 30,
      2003 and for the year ended December 31, 2002........................ F-21

Notes to Financial Statements.............................................. F-22

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


Cordovano and Honeck, P.C.
Denver, Colorado
March 8, 2004

                            STAF TEK SERVICES, INC.
                                 BALANCE SHEET

                                DECEMBER 30, 2003

                                     ASSETS

Current assets:
     Cash.......................................................  $    124,991
     Marketable securities......................................        10,276
     Accounts receivable........................................       169,255
     Prepaid expenses...........................................        13,595
                                                                  ------------
                     Total current assets.......................       318,117
Property and equipment, less accumulated
     depreciation of $115,819 (Note 3)..........................        13,079
                                                                  ------------
                                                                  $   331,196
                                                                  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable...........................................  $     72,830
     Accrued liabilities........................................        19,515
     Line of credit (Note 4)....................................        75,000
                                                                  ------------
                     Total current liabilities..................       167,345
                                                                  ------------
Shareholders' equity:
     Common stock, $1.00 par value; 500,000 shares authorized,
        380,500 shares issued and outstanding...................       380,500
     Additional paid-in capital (Note 2)........................         6,160
     Retained deficit...........................................      (222,809)
                                                                  ------------
                     Total shareholder's equity.................       163,851
                                                                  ------------
                                                                  $    331,196
                                                                  ============

                 See accompanying notes to financial statements

                                      STAF TEK SERVICES, INC.
                                      STATEMENT OF OPERATIONS

                                                       JANUARY 1,
                                                          2003
                                                         THROUGH         YEAR ENDED
                                                       DECEMBER 30,      DECEMBER 31,
                                                           2003              2002
                                                    ----------------    ---------------
Service revenues, net (Note 5)...................   $      1,550,442    $     1,168,441
Direct costs of services.........................          1,105,882            840,437
                                                    ----------------    ---------------
                       Gross profit..............            444,560            328,004

Selling, general and administrative expenses.....            388,063            569,182
Depreciation.....................................             17,355             27,609
Interest income..................................             (1,096)            (1,731)
Interest expense.................................             11,232              4,724
Gain on disposal of asset........................             (3,182)                --
Loss on disposal of asset (Note 2)...............              5,998             (7,611)
                                                    ----------------    ---------------
                       Net income (loss).........   $         26,190    $      (264,169)
                                                                        ===============
Basic and diluted income (loss) per share........   $           0.07    $         (0.69)
                                                    ================    ===============
Weighted average common shares outstanding.......            380,500            380,500
                                                    ================    ===============

                          See accompanying notes to financial statements

                                                     STAF TEK SERVICES, INC.
                                           STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                             COMMON STOCK                  ADDITIONAL
                                   ---------------------------------         PAID-IN            RETAINED
                                     SHARES              PAR VALUE           CAPITAL             DEFICIT              TOTAL
                                   ------------      ---------------    ----------------     ---------------     ----------------
Balance, January 1, 2002.........       380,500      $       380,500    $             --     $        40,170     $        420,670

Shareholder distributions........            --                   --                  --             (25,000)             (25,000)
Net loss.........................            --                   --                  --            (264,169)            (264,169)
                                   ------------      ---------------    ----------------     ---------------     ----------------
Balance, December 31, 2002.......       380,500              380,500                  --            (248,999)             131,501

Gain on transfer of an asset to
     a related party (Note 2)....            --                   --               6,160                  --                6,160
Net income.......................            --                   --                  --              26,190               26,190
                                   ------------      ---------------    ----------------     ---------------     ----------------
Balance, December 30, 2003.......       380,500      $       380,500    $          6,160     $      (222,809)    $        163,851
                                   ============      ===============    ================     ===============     ================


                                         See accompanying notes to financial statements

                                          STAF TEK SERVICES, INC.
                                          STATEMENTS OF CASH FLOWS

                                                                            JANUARY 1,
                                                                               2003
                                                                        THROUGH YEAR ENDED
                                                                           DECEMBER 30,        DECEMBER 31,
                                                                               2003                2002
                                                                        ----------------     ---------------
Cash flows from operating activities:
     Net income (loss)..............................................    $         26,190     $      (264,169)
     Adjustments to reconcile net loss to net cash
        (used in) provided by operating activities:

            Depreciation............................................              17,355              27,609
            Loss (gain) on disposal of assets.......................               2,816              (7,611)
            Changes in operating assets and liabilities:
               (Increase) decrease in receivables and
                  prepaid expenses..................................            (133,343)            313,999
               Increase (decrease) in accounts payable and
                  accrued liabilities...............................              78,248             (34,757)
                                                                        ----------------     ---------------
                         Net cash (used in) provided by
                              operating activities..................              (8,734)             35,071.
                                                                        ----------------     ---------------
Cash flows from investing activities:
     Purchases of equipment.........................................              (7,000)            (30,751)
     Purchase of marketable securities..............................             (10,276)                 --
     Proceeds from sale of assets...................................              33,314              39,901
                                                                        ----------------     ---------------
                         Net cash provided by
                              investing activities..................              16,038               9,150
                                                                        ----------------     ---------------
Cash flows from financing activities:
     Proceeds from line of credit...................................              24,711              84,000
     Principal payments on line of credit...........................             (11,975)            (91,736)
     Proceeds from officer loan (Note 2)............................              50,000                  --
     Principal payments on officer loan (Note 2)....................             (50,000)                 --
     Shareholder distributions......................................                  --             (25,000)
     Principal payments on note payable.............................              (1,637)            (30,652)
                                                                        ----------------     ---------------
                         Net cash provided by (used in)
                              financing activities..................              11,099             (63,388)
                                                                        ----------------     ---------------
                              Net change in cash....................              18,403             (19,167)

Cash, beginning of period...........................................             106,588             125,755
                                                                        ----------------     ---------------
Cash, end of period.................................................    $        124,991     $       106,588
                                                                        ================     ===============
Supplemental disclosure of cash flow information:
     Cash paid for income taxes.....................................    $             --     $            --
                                                                        ================     ===============
     Cash paid for interest.........................................    $         11,232     $         4,724
                                                                        ================     ===============
     Non-cash investing and financing transactions:
        Vehicle acquired for note payable...........................    $         28,052     $            --
                                                                        ================    ================

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

                             STAF TEK SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS


PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are recorded at cost. Depreciation expense is computed on the straight-line method over the following useful lives:

Furniture and fixtures....................    7 years
Office equipment..........................    5 years
Computer equipment........................    3 years

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

INCOME TAXES

The Company, with the consent of its shareholders, elected to be taxed as an "S" corporation under the Internal Revenue Code. In lieu of corporate income taxes, the shareholders of an S-corporation are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal or state income taxes has been included in the financial statements.

Once the Company was acquired by St. Joseph, Inc. (see Note 6), a C-corporation, the Company's S-corporation status was terminated and the Company became a C-corporation.

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

(3)   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 30, 2003:

Furniture and fixtures.................................   $  35,447
Office equipment.......................................      58,295
Computer equipment.....................................      35,156
                                                          ---------
                                                            128,898
Less accumulated depreciation..........................    (115,819)
                                                          ---------
                                                          $  13,079
                                                          =========

                             STAF TEK SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS


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