Form 10QSB/A
period 2004-06-30
ST JOSEPH INC
filed 2005-01-05
CIK 1177135

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                 Amendment No. 1

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 For the transition period    from              to
                                          ------------    ------------

Commission file number:  0-49936

                                St. Joseph, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

Colorado                                          CH 47-0844532
---------------------------------------------     ------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

4870 S. Lewis, Suite 250 Tulsa, OK                74105
---------------------------------------------     ------------------------------
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number:  (918) 742-1888
                            --------------

 ------------------------------------------------------------------------------
 Former name, former address and former fiscal year if changed since last report

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

                          Outstanding at June 30, 2004
                          ----------------------------
                                    4,631,712
                          $.001 par value common stock

----------------------------------
Transitional Small Business Disclosure Format (check one):  Yes |_|     No |X|

                                ST. JOSEPH, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                          PART I--FINANCIAL INFORMATION

ITEM 1.   Financial Statements................................................1

ITEM 2.   Management Discussion and Analysis or Plan of Operation.............2

ITEM 3.   Controls and Procedures.............................................3

                    PART II--OTHER INFORMATION

ITEM 1.   Legal Proceedings...................................................4

ITEM 2.   Changes in Securities...............................................4

ITEM 3.   Defaults Upon Senior Securities.....................................4

ITEM 4.   Submission of Matters to a Vote of Security Holders.................4

ITEM 5.   Other Information...................................................4

ITEM 6.   Exhibits and Reports on Form 8-K....................................4

                          PART I--FINANCIAL INFORMATION

ITEM  1. Financial Statements

                                ST. JOSEPH, INC.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

                                      INDEX

                                                                                                               Page
                                                                                                               ----

         Unaudited Condensed Consolidated Balance Sheet                                                         F-1

         Unaudited Condensed Consolidated Statements of Operations for the Three- and six-months ended
         June 30, 2004 and 2003                                                                                 F-2

         Unaudited Condensed Consolidated Statement of Changes in Shareholders' Equity                          F-3

         Unaudited Condensed Consolidated Statements of Cash Flows for the Six-months ended June 30,
         2004 and 2003                                                                                          F-4

         Notes to Unaudited Condensed Consolidated Financial Statements                                         F-5

                                 ST. JOSEPH,INC.
               Condensed Consolidated Statements of Balance Sheet
                                  (Unaudited)

                                  June 30, 2004

                                     Assets

Current assets:
    Cash ..........................................................   $ 100,132
    Marketable securities .........................................      10,880
    Accounts receivable ...........................................     147,925
    Employee advances .............................................      12,250
                                                                      ---------
                  Total current assets ............................     271,187

Property and equipment, net .......................................      34,689
Deposit ...........................................................       3,870
Goodwill ..........................................................     306,149
                                                                      ---------

                                                                      $ 615,895
                                                                      =========

                      Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities ......................   $  77,965
    Line of credit (Note 3)  ......................................      75,000
    Note payable to officer (Note 2)  .............................     180,000
    Accrued interest payable (Note 2)  ............................       4,875
                                                                      ---------
                  Total current liabilities .......................     337,840
                                                                      ---------

Shareholders' equity (Note 4):
    Preferred stock; 386,208 shares issued and outstanding ........         386
    Common stock; 4,631,712 shares issued and outstanding .........       4,632
    Outstanding stock options - 2,900,000  ........................     242,800
    Additional paid-in capital ....................................     586,902
    Retained deficit ..............................................    (557,270)
    Other comprehensive income ....................................         605
                                                                      ---------

                  Total shareholders' equity ......................     278,055
                                                                      ---------

                                                                      $ 615,895
                                                                      =========
See accompanying notes to consolidated financial statements

                                ST. JOSEPH,INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                      Three Months Ended                   Six Months Ended
                                                           June 30,                            June 30,
                                             ----------------------------------    ----------------------------------
                                                   2004              2003                2004              2003
                                             ---------------    ---------------    ---------------    ---------------
Service revenues, net ....................   $       402,462    $            --    $       849,221    $            --
Direct costs of services .................           282,761                 --            589,967                 --
                                             ---------------    ---------------    ---------------    ---------------
                  Gross profit ...........           119,701                 --            259,254                 --

Selling, general and administrative ......           129,950              2,512            276,072              3,841
Contributed rent (Note 2) ................                --                600                 --              1,200
Depreciation .............................             3,770                781             10,203              1,214
Stock-based compensation (Note 4) ........                --                 --            242,800                 --
                                             ---------------    ---------------    ---------------    ---------------
                  Loss from operations ...           (14,019)            (3,893)          (269,821)            (6,255)

Non-operating income:
    Interest income ......................               107                 --                312                 --
Interest expense .........................            (5,862)                --            (11,381)                --
                                             ---------------    ---------------    ---------------    ---------------
                  Loss before income taxes           (19,774)            (3,893)          (280,890)            (6,255)

Income tax provision (Note 5) ............                --                 --                 --                 --
                                             ---------------    ---------------    ---------------    ---------------

                  Net loss ...............           (19,774)            (3,893)          (280,890)            (6,255)

Preferred stock dividend requirements ....           (19,552)                --            (39,196)                --
                                             ---------------    ---------------    ---------------    ---------------

Loss applicable to common stock ..........   $       (39,326)   $        (3,893)   $      (320,086)   $        (6,255)
                                             ===============    ===============    ===============    ===============


Basic and diluted loss per common share ..   $         (0.01)   $          0.00           $(0.07)$               0.00
                                             ===============    ===============    ===============    ===============

Weighted average common
    shares outstanding ...................         4,631,712          2,748,920          4,600,045          2,748,920
                                             ===============    ===============    ===============    ===============

See accompanying notes to consolidated financial statements

                               ST. JOSEPH,INC.
      Condensed Consolidated Statements of Changes in Shareholders' Equity
                                  (Unaudited)

                                          Preferred Stock                 Common Stock           Outstanding    Additional
                                     --------------------------   -----------------------------     Stock       Paid-in
                                       Shares      Par Value         Shares        Par Value       Options       Capital
                                   ------------   ------------   ------------   ------------   ------------   ------------
Balance, January 1, 2004 .......        386,208   $        386      4,491,712   $      4,492   $         --   $    517,042

Sale of common stock at $.50 per
    share (Note 4) .............             --             --        140,000            140             --         69,860
Granted stock options (Note 4) .             --             --             --             --        242,800             --
Preferred stock dividends ......             --             --             --             --             --             --
Comprehensive income (loss):
    Unrealized investment gains              --             --             --             --             --             --
    Net loss ...................             --             --             --             --             --             --

Comprehensive income (loss) ....             --             --             --             --             --             --
                                   ------------   ------------   ------------   ------------   ------------   ------------

Balance, June 30, 2004 .........        386,208   $        386      4,631,712   $      4,632   $    242,800   $    586,902
                                   ============   ============   ============   ============   ============   ============


                                                     Other
                                                  Comprehensive
                                                     Income
                                                 ---------------
                                                    Unrealized
                                     Retained       Investment
                                      Deficit          Gains           Total
                                   ------------    ------------   ------------
Balance, January 1, 2004 .......   $   (237,184)   $         --   $    284,736

Sale of common stock at $.50 per
    share (Note 4) .............             --              --         70,000
Granted stock options (Note 4) .             --              --        242,800
Preferred stock dividends ......        (39,196)             --        (39,196)
Comprehensive income (loss):
    Unrealized investment gains              --             605            605
    Net loss ...................       (280,890)             --       (280,890)
                                                                  ------------
Comprehensive income (loss) ....             --              --       (280,285)
                                   ------------    ------------   ------------

Balance, June 30, 2004 .........   $   (557,270)   $        605   $    278,055
                                   ============    ============   ============

See accompanying notes to consolidated financial statements

                                ST. JOSEPH,INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                     Six Months Ended
                                                                        June 30,
                                                           ------------------------------
                                                               2004               2003
                                                           -------------    -------------
                      Net cash provided by (used in)
                         operating activities ..........   $     (30,191)   $      (5,726)
                                                           -------------    -------------

Cash flows from investing activities:
    Payment to acquire subsidiary ......................         (80,000)              --
                                                           -------------    -------------
                      Net cash used in
                         investing activities ..........         (80,000)              --
                                                           -------------    -------------

Cash flows from financing activities:
    Principal payment on officer's note payable (Note 2)         (15,000)              --
    Payments for preferred stock dividends (Note 4) ....         (39,196)              --
    Proceeds from the sale of common stock (Note 4) ....          70,000               --
                                                           -------------    -------------
                      Net cash provided by
                         financing activities ..........          15,804               --
                                                           -------------    -------------

                         Net change in cash ............         (94,387)          (5,726)

Cash, beginning of period ..............................         194,519            5,726
                                                           -------------    -------------

Cash, end of period ....................................   $     100,132    $          --
                                                           =============    =============

Supplemental disclosure of cash flow information:
    Income taxes .......................................   $          --    $          --
                                                           =============    =============
    Interest ...........................................   $       6,506    $          --
                                                           =============    =============

See accompanying notes to consolidated financial statements

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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the six months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year.

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

(4)    Shareholders' Equity

Preferred Stock
The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. In December 2003, the Company issued 386,208 shares of convertible preferred stock that remain outstanding at June 30, 2004. Each share of preferred stock is convertible to one share of common stock and has a yield of 6.75 percent dividend per annum, which is paid quarterly on a calendar basis for a period of 5 years. The Company paid $39,196 in preferred stock dividends during the six months ended June 30, 2004. All dividends were paid as of June 30, 2004.

Common Stock
During the three months ended March 31, 2004, the Company sold 140,000 shares of its common stock at $.50 per share pursuant to the exemptions afforded by
Section 4(2) of the Securities Act of 1933 (the "Act"), as amended. The Company received gross proceeds of $70,000.

Common Stock Options

The following schedule summarizes the changes in the Company's stock options for the six months ended June 30, 2004:

                                ST. JOSEPH, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                           Options Outstanding and Exercisable
                                           ------------------------------------Weighted Average
                                              Number of      Exercise Price     Exercise Price
                                              Shares         Per Share           Per Share
                                           ---------------   ---------------   ---------------
Balance at January 1, 2004 ................      2,300,000   $          0.10   $          0.10
   Options granted ....... ................        600,000   $          0.10   $          0.10
   Options exercised ..... ................             --   $          0.00   $          0.00
                                           ---------------   ---------------   ---------------

Balance at June 30, 2004 . ................      2,900,000   $          0.10   $          0.10
                                           ===============


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

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement. The fair value for the options granted during the six months ended June 30, 2004 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate...................                            3.00%
Dividend yield............................                            0.00%
Volatility factor.........................                            0.00%
Weighted average expected life...........                           5.years

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

                                ST. JOSEPH, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                   June 30,
                                                                     2004
                                                                ---------------
Net loss-common shareholders, as reported ...................   $      (320,086)
   Decrease due to:
       Employee stock options ...............................            (5,600)
                                                                ---------------
Pro forma net loss ..........................................   $      (325,686)
                                                                ===============

As reported:
    Net loss per share - basic and diluted ..................   $         (0.07)
                                                                ===============
Pro Forma:
    Net loss per share - basic and diluted ..................   $         (0.07)
                                                                ===============
Options granted to non-employees

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

(6)    Concentration of Credit Risk

The Company conducts a significant portion of its operations with one customer. During the six months ended June 30, 2004, approximately 77 percent of the Company's service revenues were conducted with one customer.

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

Results of Operations:

As a direct result of our acquisition of Staf*Tek, there was a substantial increase our revenues and gross profit for the six month period ended June 30, 2004 as compared to the same period ended June 30, 2003. Our wholly owned subsidiary, Staf*Tek, generated approximately $849,000 in net service revenues and gross profits of approximately $259,000 for the six months ended June 30, 2004. We did not generated any revenues or profits prior to our acquisition of Staf*Tek.

Our loss of approximately $320,000 for the six month period ended June 30, 2004, was caused by increases in payroll, interest expense and $242,800 of stock-based compensation related to the issuance of common stock options. We issued options to three (3) members of our Board of Directors to purchase 300,000 shares of our common stock, with a recognized value of $120,000; the issuance of common stock options to eight (8) members of our Advisory Board to purchase an aggregate amount of 200,000 shares of our common stock, with a recognized value of $82,800, in addition to our issuance of common stock options to four (4) employees, to purchase 100,000 shares of our common stock carrying a recognized value of $40,000. We also incurred preferred stock dividends, which increased the loss applicable to common stockholders by over $39,000.

We did not acquire Staf*Tek until December 2003; however, in an attempt to provide a better understanding of our operating results, we have included an analysis that compares Staf*Tek's operating results for the six month period ended June 30, 2004 and 2003:

                                                    Six Months Ended
                                                       June 30,
                                            ---------------------------------
                Account                          2004             2003           Variance
-----------------------------------------   ---------------- ---------------- ----------------
Service revenues                                  $ 849,221        $ 419,602        $ 429,619
Cost of services                                   (589,967)        (292,369)        (297,598)
                                            ---------------- ---------------- ----------------
Gross profit                                        259,254          127,233          132,021

----------------------------------------------------------------------------------------------
Gross profit percentage                              30.53%           30.32%            0.21%
----------------------------------------------------------------------------------------------

Selling, general and administrative                (145,722)        (179,888)          34,166
Depreciation                                         (3,390)          (4,164)             774
Interest expense                                     (1,631)          (1,953)             322
Interest income                                         312              790             (478)
                                            ---------------- ---------------- ----------------

Net income                                        $ 108,823        $ (57,982)       $ 166,805
                                            ================ ================ ================

Staf*Tek's service revenues and related costs of services increased during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 largely due to its new contract with MCI, which commenced in May 2003. MCI is Staf*Tek's largest customer and the new contract resulted in an increase in operations.

Liquidity and Financial Resources

We had a working capital deficit of $66,653 at June 30, 2004. Our working capital decreased from a positive working capital balance of $163,883 at March 31, 2004, largely due to the reclassification of our note payable from long-term debt to current liabilities. The note payable to our president is due on June 15, 2005, which is less than 12 months from the June 30, 2004 balance sheet date, resulting in the reclassification.

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

4.0         Specimen form of Registrant's common stock*

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

Date:    January 4, 2005