Form 10QSB/A
period 2004-03-31
ST JOSEPH INC
filed 2005-01-06
CIK 1177135

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                 Amendment No. 1


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-49936

                                ST. JOSEPH, INC.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

            Colorado                                     CH 47-0844532
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                4870 S. Lewis, Suite 250 Tulsa, OK        74105
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                   Issuer's telephone number: (918) 742-1888
                                              --------------

                            St. Joseph Energy, Inc.
                            -----------------------

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

                          Outstanding at March 31, 2004

                                    4,631,712

                          $.001 par value common stock

                                ST. JOSEPH, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


                                                                            Page

                          PART I--FINANCIAL INFORMATION

ITEM 1.  Financial Statements................................................  1
ITEM 2.  Management Discussion and Analysis of Financial Condition and
          Results of Operations..............................................  2
ITEM 3.  Controls and Procedures.............................................  3

                           PART II--OTHER INFORMATION

ITEM 1.  Legal Proceedings...................................................  3
ITEM 2.  Changes in Securities and Use of Proceeds...........................  4
ITEM 3.  Defaults Upon Senior Securities.....................................  5
ITEM 4.  Submission of Matters to a Vote of Security Holders.................  5
ITEM 5.  Other Information...................................................  5
ITEM 6.  Exhibits and Reports on Form 8-K....................................  5

                          PART I--FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                ST. JOSEPH, INC.
                   CONDENSED CONSOLIDTED FINANCIAL STATEMENTS
                                    UNAUDITED

                                      INDEX
                                                                            Page

Unaudited Condensed Consolidated Balance Sheet............................   F-1
Unaudited Condensed Consolidated Statements of Operations for the
  Three-months ended March 31, 2004 and 2003..............................   F-2
Unaudited Condensed Consolidated Statement of Changes in
  Shareholders' Equity....................................................   F-3
Unaudited Condensed Consolidated Statements of Cash Flows for the
  Three-months ended March 31, 2004 and 2003..............................   F-4
Notes to Unaudited Condensed Consolidated Financial Statements............   F-5

                                ST. JOSEPH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                 MARCH 31, 2004

                                     ASSETS
Current assets:
     Cash.......................................................  $     189,005
     Marketable securities......................................         10,861
     Accounts receivable........................................        159,167
     Employee advances..........................................          5,700
                                                                  -------------
         Total current assets...................................        364,733

Property and equipment, net.....................................         38,459
Deposit.........................................................          3,870
Goodwill........................................................        306,149
                                                                  -------------
                                                                  $     713,211
                                                                  =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities...................  $     120,686
     Line of credit (Note 3)....................................         75,000
     Accrued interest payable (Note 2)..........................          4,875
     Preferred dividend accrual (Note 4)........................            289
                                                                  -------------
         Total current liabilities..............................        200,850

Long-term debt:
     Note payable to officer (Note 2)...........................        195,000
                                                                  -------------
         Total liabilities......................................        395,850
                                                                  -------------

Shareholders' equity (Note 4):
     Preferred stock; 386,208 shares issued and outstanding.....            386
     Common stock; 4,631,712 shares issued and outstanding......          4,632
     Outstanding stock options - 2,900,000......................        242,800
     Additional paid-in capital.................................        586,902
     Retained deficit...........................................       (517,944)
     Other comprehensive income.................................            585
                                                                  -------------
         Total shareholders' equity.............................        317,361
                                                                  -------------
                                                                  $     713,211
                                                                  =============


     See accompanying notes to condensed consolidated financial statements

                                ST. JOSEPH, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                  -----------------------------
                                                       2004             2003
                                                  --------------  -------------
Service revenues, net...........................  $      446,759  $          --
Direct costs of services........................         307,206             --
                                                  --------------  -------------
         Gross profit...........................         139,553             --

Selling, general and administrative.............         146,122          1,329
Contributed rent (Note 2).......................              --            600
Depreciation....................................           6,433            433
Stock-based compensation (Note 4)...............         242,800             --
                                                  --------------  -------------
         Loss from operations...................        (255,802)        (2,362)

Non-operating income:
     Interest income............................             205             --
Interest expense................................          (5,519)            --
                                                  --------------  -------------
         Loss before income taxes...............        (261,116)        (2,362)

Income tax provision (Note 5)...................              --             --
                                                  --------------  -------------
         Net loss...............................        (261,116)        (2,362)

Preferred stock dividend requirements...........         (19,644)            --
                                                  --------------  -------------
Loss applicable to common stock.................  $     (280,760) $      (2,362)
                                                  ==============  =============

Basic and diluted loss per common share.........  $        (0.06) $       (0.00)
                                                  ==============  =============
Weighted average common
     shares outstanding.........................       4,568,379      2,748,920
                                                  ==============  =============


     See accompanying notes to condensed consolidated financial statements

                                                          ST. JOSEPH, INC.
                                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                             (UNAUDITED)

                                                                                                               OTHER
                                                                                                           COMPREHENSIVE
                                                                                                              INCOME
                                                                                                             ----------
                                  PREFERRED STOCK      COMMON STOCK     OUTSTANDING  ADDITIONAL              UNREALIZED
                                 -----------------  -------------------    STOCK      PAID-IN    RETAINED    INVESTMENT
                                  SHARES PAR VALUE   SHARES   PAR VALUE   OPTIONS     CAPITAL     DEFICIT       GAINS      TOTAL
                                 ------- ---------  --------- ---------  ---------   ----------  ----------   ---------   ---------
Balance, January 1, 2004.....    386,208 $     386  4,491,712 $   4,492  $      --   $  517,042  $ (237,184)  $      --   $ 284,736

Sale of common stock at
 $.50 per share (Note 4).....         --        --    140,000       140         --       69,860          --          --      70,000
Granted stock options
 (Note 4)....................         --        --         --        --    242,800           --          --          --     242,800
Preferred stock dividends....         --        --         --        --         --           --     (19,644)         --     (19,644)
Comprehensive income (loss):
 Unrealized investment gains.         --        --         --        --         --           --          --         585         585
 Net loss....................         --        --         --        --         --           --    (261,116)         --    (261,116)
Comprehensive income (loss)..         --        --         --        --         --           --          --          --    (260,531)
                                 ------- ---------  --------- ---------  ---------   ----------  ----------   ---------   ---------
Balance, March 31, 2004......    386,208 $     386  4,631,712 $   4,632  $ 242,800   $  586,902  $ (517,944)  $     585   $ 317,361
                                 ======= =========  ========= =========  =========   ==========  ==========   =========   =========


                               See accompanying notes to condensed consolidated financial statements

                                ST. JOSEPH, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                  -----------------------------
                                                       2004            2003
                                                  --------------  -------------
Net cash provided by (used in)
     operating activities.......................  $       23,841  $      (3,315)
                                                  --------------  -------------
Cash flows from investing activities:
     Payment to acquire subsidiary..............         (80,000)            --
                                                  --------------  -------------
Net cash used in investing activities...........         (80,000)            --
                                                  --------------  -------------

Cash flows from financing activities:
     Payments for preferred stock dividends.....         (19,355)            --
     Proceeds from the sale of common stock.....          70,000             --
                                                  --------------  -------------
Net cash provided by financing activities.......          50,645             --
                                                  --------------  -------------
     Net change in cash.........................          (5,514)        (3,315)

Cash, beginning of period.......................         194,519          5,726
                                                  --------------  -------------
Cash, end of period.............................  $      189,005  $       2,411
                                                  ==============  =============

Supplemental disclosure of cash flow information:
     Income taxes...............................  $           --  $          --
                                                  ==============  =============
     Interest...................................  $          644  $          --
                                                  ==============  =============


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

COMMON STOCK OPTIONS
The following schedule summarizes the changes in the Company's stock options for the three months ended March 31, 2004:

                                ST. JOSEPH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                       OPTIONS OUTSTANDING
                                          AND EXERCISABLE            WEIGHTED
                                 -------------------------------      AVERAGE
                                     NUMBER OF    EXERCISE PRICE  EXERCISE PRICE
                                      SHARES         PER SHARE       PER SHARE
                                 ---------------  --------------  -------------
Balance at January 1, 2004.....        2,300,000  $         0.10  $        0.10
   Options granted.............          600,000  $         0.10  $        0.10
   Options exercised...........               --  $         0.00  $        0.00
                                 ---------------  --------------  -------------
Balance at March 31, 2004......        2,900,000  $         0.10  $        0.10
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

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement. The fair value for the options granted during the three months ended March 31, 2004 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate.........................................           3.00%
Dividend yield..................................................           0.00%
Volatility factor...............................................           0.00%
Weighted average expected life..................................        5.years


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

                                ST. JOSEPH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:


                                                                    MARCH 31,
                                                                      2004
                                                                  -------------
Net loss-common shareholders, as reported.......................  $    (280,730)
   Decrease due to:
     Employee stock options.....................................         (5,600)
                                                                  -------------
Pro forma net loss..............................................  $    (286,330)
                                                                  =============
As reported:
    Net loss per share - basic and diluted......................  $       (0.06)
                                                                  =============
Pro Forma:
    Net loss per share - basic and diluted......................  $       (0.06)
                                                                  =============

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

(6)   CONCENTRATION OF CREDIT RISK

The Company conducts a significant portion of its operations with one customer. During the three months ended March 31, 2004, approximately 73 percent of the Company's service revenues were conducted with one customer.

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

Results of Operations:

As a direct result of our acquisition of Staf*Tek, there was a substantial increase our revenues and gross profit for the three month period ended March 31, 2004 as compared to the same period ended March 31, 2003. Our wholly owned subsidiary, Staf*Tek, generated approximately $446,000 in net service revenues and gross profits of approximately $139,000 for the three month period ended March 31, 2004. We did not generated any revenues or profits prior to our acquisition of Staf*Tek.

Our loss of approximately $280,000 for the three month period ended March 31, 2004, was largely caused by $242,800 of stock-based compensation related to the issuance of common stock options. We issued options to three (3) members of our Board of Directors to purchase 300,000 shares of our common stock, with a recognized value of $120,000; the issuance of common stock options to eight (8) members of our Advisory Board to purchase an aggregate amount of 200,000 shares of our common stock, with a recognized value of $82,800, in addition to our issuance of common stock options to four (4) employees, to purchase 100,000 shares of our common stock carrying a recognized value of $40,000. We also incurred preferred stock dividends, which increased the loss applicable to common stockholders by over $19,000.

We did not acquire Staf*Tek until December 2003; however, in an attempt to provide a better understanding of our operating results, we have included an analysis that compares Staf*Tek's operating results for the three month period ended March 31, 2004 and 2003:

                                             Three Months Ended
                                                 March 31,
                                          ------------------------
                Account                      2004          2003        Variance
-------------------------------------     -----------   ----------    ----------
Service revenues                          $ 446,759     $ 172,007     $ 274,752
Cost of services                           (307,206)     (103,064)     (204,142)
                                          ---------     ---------     ---------
Gross profit                                139,553        68,943        70,610
--------------------------------------------------------------------------------
Gross profit percentage                       31.24%        40.08%       -8.84%
--------------------------------------------------------------------------------
Selling, general and administrative         (65,524)      (85,143)       19,619
Depreciation                                 (4,620)       (2,082)       (2,538)
Interest expense                               (644)         (887)          243
Interest income                                 205             9           196
                                          ---------     ---------     ---------
Net income                                $  68,970     $ (19,160)    $  88,130
                                          =========     =========     =========

Staf*Tek's service revenues and related costs of services increased during the three month period ended March 31, 2004 as compared to the three month period ended March 31, 2003 largely due to its new contract with MCI, which commenced in May 2003. MCI is Staf*Tek's largest customer and the new contract resulted in an increase in operations.

Liquidity and Financial Resources

We had working capital of $163,883 at March 31, 2004. Our working capital increased from a working capital balance of $128,695 at December 31, 2003, largely due to $70,000 in proceeds received from the sale of common stock and because the final $80,000 payment was made toward the Staf*Tek acquisition.

During the three month period ended March 31, 2004, our investing activities consisted of the $80,000 payment to acquire Staf*Tek. Our financing activities resulted in net cash proceeds of $50,645 consisting of $70,000 in proceeds from the sale of 140,000 shares of our common stock, less $19,355 paid for preferred stock dividends.

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

ITEM 2.  Changes in Securities and Use of Proceeds

We sold 140,000 shares of our common stock at $.50 per share pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933 (the "Act"), as amended and received gross proceeds of $70,000, as follows: In February 2004, the Company sold 60,000 shares of its Common Stock to Phyllis Bell for $30,000, or $0.50 per share.

Additionally, in February 2004, the Company sold 30,000 shares of its Common Stock to the Phyllis Bell Trust for $15,000, or $0.50 per share.

In March 2004, the Company sold 50,000 shares of its Common Stock to an advisory board member John Hershenberg for $25,000, or $0.50 per share.

All of these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of the exemptions provided under section 4(2) was available because:

o The transfer or issuance did not involve underwriters, underwriting discounts or commissions;

o     A restriction on transfer legend was placed on all certificates issued;

o     The distributions did not involve general solicitation or advertising;
      and,

o The distributions were made only to insiders, accredited investors or investors who were sophisticated enough to evaluate the risks of the investment. Each shareholder was given access to all information about our business and the opportunity to ask questions and receive answers about our business from our management prior to making any investment decision.

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

b.    Form 8-K

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

                                                    ST. JOSEPH, INC.
                                                   (Registrant)


                                                    /s/John H. Simmons
                                                    ----------------------------
                                                    John H. Simmons
                                                    President
                                                    Date: January 4, 2005