Form 10KSB/A
period 2003-12-31
ST JOSEPH INC
filed 2005-02-11
CIK 1177135

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                                 Amendment No. 2



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


Dated: February 11, 2005.
St. Joseph, Inc.



/S/John S. Simmons
----------------------------
John H. Simmons, President
and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature and Title              Date



/s/John H. Simmons               February 11, 2005
--------------------------
John H. Simmons, President,
Chief Executive Officer and
Director

/s/Kenneth L. Johnson            February 11, 2005
--------------------------
Kenneth L. Johnson,
Secretary-Treasurer and Director

/s/Jerry Malone                  February 11, 2005
--------------------------
Jerry Malone, Director

/s/Kimberly A. Samon             February 11, 2005
--------------------------
Kimberly A. Samon, Director

/s/Milton Harbuck                February 11, 2005
--------------------------
Milton Harbuck, Director

/s/Bruce Schreiner               February 11, 2005
--------------------------
Bruce Schriener, Director

/s/ Gerald McIlhargey            February 11, 2005
--------------------------
Gerald McIlhargey

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

PRO FORMA FINANCIAL STATEMENTS


The unaudited Pro Forma Condensed Statement of Operations for the year ended December 31, 2003 gives effect to the Agreement between the Company and Staf Tek as if the acquisition occurred at the beginning of the period presented. The unaudited Pro Forma Condensed Statement of Operations is based upon the historical financial statements of the Company and Staf Tek and should be read in conjunction with the audited financial statements and related footnotes of both parties. A Pro Forma Balance Sheet has not been included as the acquisition is reflected in the December 31, 2003 Balance Sheet, which is a part of the accompanying consolidated financial statements.


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


      B. Record interest expense on debt acquired to finance the acquisition. (Based upon the $195,000 note payable to an officer at a rate of 10% held outstanding for the entire year.)


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
                                                    ================    ===============

                          See accompanying notes to financial statements

                                                     STAF TEK SERVICES, INC.
                                           STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                             COMMON STOCK                  ADDITIONAL
                                   ---------------------------------         PAID-IN            RETAINED
                                     SHARES              PAR VALUE           CAPITAL             DEFICIT              TOTAL
                                   ------------      ---------------    ----------------     ---------------     ----------------
Balance, January 1, 2002.........       380,500      $       380,500    $             --     $        40,170     $420,670

Shareholder distributions........            --                   --                  --             (25,000)     (25,000)
Net loss.........................            --                   --                  --            (264,169)    (264,169)
                                   ------------      ---------------    ----------------     ---------------     ----------------
Balance, December 31, 2002.......       380,500              380,500                  --            (248,999)
131,501

Gain on transfer of an asset to
     a related party (Note 2)....            --                   --               6,160                  --        6,160
Net income.......................            --                   --                  --              26,190       26,190
                                   ------------      ---------------    ----------------     ---------------     ----------------
Balance, December 30, 2003.......       380,500      $       380,500    $          6,160     $      (222,809)    $163,851
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