Form 10KSB
period 2004-12-31
ST JOSEPH INC
filed 2005-04-15
CIK 1177135

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

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

                Yes    [X]                        No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $1,554,771

Aggregate market value of voting stock held by non-affiliates of the issuer as of: 12/31/2004: $_________________

Number of shares of common stock, $.001 par value, outstanding on 12/31/04 was 5,021,712

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

Pursuant to the terms of the Agreement, the Company acquired 100 percent of the issued and outstanding shares of Staf*Tek's common stock in exchange for (1) 380,500 shares of the Company's $.001 par value convertible preferred stock; (2) 219,500 shares of the Company's $.001 par value common stock; and (3) $200,000 in cash. The Company's convertible preferred stock has a face value of $3.00 per share with a yield of 6.75 percent dividend per annum, which will be paid quarterly on a calendar basis for a period of five (5) years. The Company paid $78,299 in preferred stock dividends during the year ended December 31, 2004. Dividends unpaid as of December 31, 2004 totaled $-0-. The convertible preferred stock may be converted to the Company's common stock at the rate of one share of convertible preferred stock for one share of common stock at any time by the shareholder. The convertible preferred stock can be called for redemption by the Company no sooner than two (2) years after the date of issuance, and only if the Company's common stock is trading on a recognized United States stock exchange for a period of no less than thirty consecutive trading days at a market value of $5.00 or more per share. However, as of this date, there is no publicly trading market.

As of December 31, 2004, the Company had paid the $200,000 cash, which was owed under the terms of the Agreement.

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

As of December 31, 2004, Staf*Tek employed 16 professional service associates which are presently on assignment with two (2) clients: MCI and SUNOCO, Inc. While Staf*Tek has several clients, it is primarily dependant on its one large client, MCI. In the past 12 months, MCI accounted for approximately 91% of Staf*Tek's total revenues. The loss of this client or in the event that there is a decrease in business could have a material adverse effect on Staf*Tek's business. (See Risk Factor "MCI is Staf*Tek's Largest Client".) Staf*Tek is primarily a regional professional service firm that provides experienced and highly qualified information technology personnel who can demonstrate diversity, and flexibility in the work force.Staf*Tek has determined that its market is primarily in the Tulsa, Oklahoma area. To help reach our goals and tap this market, the Company brought on John Blackmon on June 14, 2004. Before joining Staf*Tek, Mr. Blackmon was a Senior Manager of Information Technology with MCI/WorldCom. Mr. Blackmon joined MCI/WorldCom in 1997 in the Operations organization and was quickly moved to the IT organization where his responsibilities included operations management, management of both technical and support organizations, and progressing to lead the development and implementation of all E*Commerce application solutions for the Wholesale division of WorldCom. In addition, Mr. Blackmon was heavily involved in the management of outsourced application development projects, as well as managing these vendors through the project life cycle. He previously worked in the personal computer industry with responsibility for the product development, manufacturing, as well as managing off shore vendors for product development and manufacturing.

Staf*Tek currently has one office located in Tulsa, Oklahoma. However, as the business begins to develop, it proposes to open an office in Dallas, Texas within the next 12 months.

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

Competition

The Company's temporary and permanent staffing services face competition in attracting clients as well as high-quality specialized employment candidates. The temporary and permanent placement businesses are highly competitive, with a number of firms offering services similar to those provided by the Company on a national, regional or local basis. In many areas the local companies are the most successful competitors. The most significant competitive factors in the temporary and permanent placement businesses are price and the reliability of service, both of which are often a function of the availability and quality of professional personnel. The Company believes it derives a competitive advantage from its extensive experience with and commitment to the specialized employment market,

Temporary employees placed by the Company are, in fact, the Company's employees for all purposes while they are working on assignments. Once a professional is permanently placed, he or she either becomes an employee of the Company or the client's employee. During the temporary phase, the Company pays the related costs of employment, such as workers' compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides access to voluntary health insurance coverage to interested Employees.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's shareholders during the Fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of the date of this Form 10-KSB, there is no public trading market for the Company's Common Stock. The Company has engaged a broker/dealer, Burt Martin Arnold Securities, to file with the National Association of Securities Dealers, Inc. (NASD) to have its Common Stock traded on the OTC Bulletin Board(R) (OTCBB) upon satisfaction of all disclosure and regulatory requirements, which include, among other things, completion of the review process with applicable regulatory agencies and amendment of prior Securities Exchange Act of 1934 filings as necessary. The Company's stock will not be eligible to trade until all such requirements are met, and there can be no assurance when, if ever, trading will begin, although the Company is vigorously pursuing the fulfillment of these requirements.

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

In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated), including an affiliate, who beneficially owns "restricted securities" may not sell those securities until they have been beneficially owned for at least one year. Thereafter, the person would be entitled to sell within any three-month period a number of shares that does not exceed the greater of:

o 1% of the number of shares of common stock then outstanding (approximately 5,021,712 shares are outstanding as of December 31, 2004); or

o the average weekly trading volume of the common stock during the four calendar weeks preceding the filing with the SEC of a notice on the SEC's Form 144 with respect to such sale (shares of St. Joseph are not trading as of December 31, 2004).

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

The authorized capital of the Company is One Hundred Million (100,000,000) common shares with a par value of $0.001 per share. As of December 31, 2004, there are 5,021,712 common shares issued and outstanding.

The Company has not agreed to register any shares of Common Stock under the Securities Act of 1933, as amended, for sale by security holders. None of the holders of the Company's common shares have any right to require the Company to register its common shares pursuant to the Securities Act of 1933.

There are 2,650,000 outstanding options or warrants to purchase shares, and 386,208 securities convertible into, shares of the Company's Common Stock. The options may be converted into common shares at an exercise price of $0.10 per share and the preferred shares may be converted into common shares on a one for one basis.

As of December 31, 2004, the number of holders of record was approximately 105.

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

In November 2004, the Company sold 40,000 shares of its Common Stock to Phyllis Bell for $20,000, or $0.50 per share.

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

Material Accounting Policies:

The discussion and analysis of St. Joseph's condition and result of operations are based on the consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

General / Plan of Operation:

For the year ended December 31, 2004, St. Joseph, Inc. had generated revenues of $1,554,771, which is up from ($0) for the year ended December 31, 2003. The increase is due to the acquisition of Staf*Tek Services, Inc. On January 2, 2004, we completed the acquisition of Staf*Tek by acquiring all of the issued and outstanding common shares of Staf*Tek. For the year ending December 31, 2004, Staf*Tek's total service revenues increased by $4,329 to $1,554,771, as compared to $1,550,442 for December 31, 2003.

Since inception Staf*Tek has been a leader in the recruiting and the placement of professional technical personnel on a temporary and permanent basis in the Tulsa, Oklahoma area. Staf*Tek assists their clients with projects that require specialized expertise ranging from multiple platform systems integration to end-user support, including specialists in programming, networking, systems integration, database design and help desk support.

In 2004, Staf*Tek added two sales personnel and two marketing specialists in an effort to grow the Company's business. The focus of the newly hired personnel has been to re-establishing relationships with clients that have been inactive since the passing of Mr. Alan Bell, its former President and CEO, in 2001. Mr. Bell was an integral part of Staf*Tek's operation and his death had a material detrimental effect on Staf*Tek and its revenues.

Results of Operations:

As a direct result of our acquisition of Staf*Tek, there was a substantial increase our revenues and gross profit for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Our wholly owned subsidiary, Staf*Tek, generated approximately $1,558,000 in net service revenues and gross profits of approximately $373,000 for the year ended December 31, 2004. We did not generated any revenues or profits prior to our acquisition of Staf*Tek.

Our loss of approximately $478,000 for the year ended December 31, 2004, was caused by increases in payroll, interest expense and $242,800 of stock-based compensation related to the issuance of common stock options. We issued options to three (3) members of our Board of Directors to purchase 300,000 shares of our common stock, with a recognized value of $120,000; the issuance of common stock options to eight (8) members of our Advisory Board to purchase an aggregate amount of 200,000 shares of our common stock, with a recognized value of $82,800, in addition to our issuance of common stock options to four (4) employees, to purchase 100,000 shares of our common stock carrying a recognized value of $40,000. We also incurred preferred stock dividends, which increased the loss applicable to common stockholders by $78,300.

We did not acquire Staf*Tek until December 2003; however, in an attempt to provide a better understanding of our operating results, we have included an analysis that compares Staf*Tek's operating results for the years ended December 31, 2004 and 2003:

                                                For the Years Ended
                                                   December 31,
                                        -----------------------------
        Account                             2004             2003            Variance
---------------------------------------------------------------------------------------
Service revenues                        $ 1,557,984       $ 1,550,442       $     7,542
Cost of services                         (1,185,163)       (1,105,882)          (79,281)
                                        -----------       -----------       -----------
Gross profit                                372,821           444,560           (71,739)
---------------------------------------------------------------------------------------
Gross profit percentage                       23.93%            28.67%           -4.74%
---------------------------------------------------------------------------------------
Stock-based compensation                   (242,800)               --          (242,800)
Selling, general and administrative        (564,567)         (388,063)         (176,504)
Depreciation                                (21,201)          (17,355)           (3,846)
Interest expense                            (22,991)          (11,232)          (11,759)
Other income (expense)                          839            (1,720)            2,559
                                        -----------       -----------       -----------

Net income (loss)                       $  (477,899)      $    26,190       $  (504,089)
                                        ===========       ===========       ===========

Liquidity and Financial Resources:

We had a working capital deficit of $217,226 at December 31, 2004. Our working capital decreased from a working capital balance of $128,695 at December 31, 2003, largely due to (1) the change in our note payable from long-term to current liabilities, (2) a $75,000 increase in our line of credit, and (3) a $179,664 decrease in our cash balance.

During the year ended December 31, 2004, we used $143,079 through our operating activities. Our investing activities used $99,285, consisting of an $80,000 payment to acquire our subsidiary and $19,285 in fixed asset purchases. Our financing activities provided cash totaling $62,700 consisting of $140,000 from the sale of 280,000 shares of our common stock, $25,000 from exercised common stock options and $75,000 from our line of credit; less $78,300 paid for preferred stock dividends and $99,000 paid against the note payable to our president.

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

3. Liquidity

The Company has taken steps to increase its placement of employees. However, the placement of temporary employees requires substantial additional capital to fund our working capital needs. When an employee is placed on a temporary basis, an invoice is generated for the placement fee, which may not be paid for a number of weeks. However, the employment costs are immediately incurred. Thus, increased success by the Company in placing temporary employees in the long run enhances the Company's revenues but in the short term decreases the Company's liquidity resources. Accordingly, to remain viable, the Company must substantially increase revenues, raise additional capital, increase its credit facilities, and/or reduce its operations. In the event our plans or assumptions change or prove to be inaccurate, or if delays increase in payment of our placement fees, we may be required to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to common stock. Further, there can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. [If adequate funds are not available or not available on acceptable terms, the Company may be unable to develop, enhance, and market services, retain qualified personnel, take advantage of future opportunities, respond to competitive pressures, or continue operations, any of which could have a material adverse effect on the Company's business, operating results, financial condition and liquidity.]

4. Dependence on Key Personnel.

St. Joseph and its wholly owned subsidiary, Staf*Tek, is dependent, to a great extent, on the experience, abilities, and combined service of John H. Simmons, the Company's President and CEO. The loss of services of John H. Simmons or other key personnel (such as John Blackmon or Karen Williams) could have a material adverse effect on the Company's business, financial condition or results of operations. An application for key man life insurance has been made to insure the life of John H. Simmons, but as of December 31, 2004 had not yet been issued.

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

9. MCI is Staf*Tek's Largest Client.

At the present time, MCI is Staf*Tek's largest client and makes up 91% of its revenues. The loss of this client or the decline in business would have a material adverse effect on the Company's revenues and profits. MCI has recently announced a decline in operating results and other adverse information. Further, other companies are attempting to acquire MCI and its business operations. Accordingly, any adverse financial or operating event on MCI would also have a material adverse effect on the Company and, if MCI were to be acquired by another company, there is no assurance that the acquiror would continue to use our services.

10. Reliance on Few Clients.

At the present time, two of St. Joseph's clients make up 100% of its business. The loss of any of these clients or the decline in business could have a material adverse effect on the Company's revenues and profits.

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

NAME                                AGE                  OFFICE
-------------------------------- -----------  ------------------------------
John H. Simmons                      52       President/CEO/Director
Kenneth L. Johnson                   45       Secretary-Treasurer/Director
Bruce Schreiner                      49       Director
Kimberly A. Samon                    37       Director
Dr. Milton S. Harbuck, D. D. S.      76       Director
Jerry A. Malone                      65       Director
Gerald McIlhargey                    57       Director

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

Mr. Johnson graduated from Hastings College in 1985, earning a Bachelor of Arts Degree in Business Administration.

Bruce E. Schreiner, CPA - Mr. Schreiner, CPA, has been a Director of the Company since October of 2003. Mr. Schreiner has also been a Director of Staf*Tek Services, Inc. since October, 2003, to the present. Mr. Schreiner is a partner in the accounting firm of Schroeder & Schreiner, P.C. He served as an Agent with the Internal Revenue Service for over five years, culminating in an appointment to the Technical and Review Staff of Omaha, Nebraska, for the Nebraska District.

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

Committees of the Board of Directors; Meetings

During the year ended December 31, 2004, the entire Board met 7 times and acted
 7 times by unanimous written consent. During fiscal 2004, no director attended fewer than 75% of the aggregate number of meetings of the Board and committees on which such director served.

The Board has two standing committees, the Audit Committee and the Compensation Committee. The Board does not have a separate Nominating Committee and performs all of the functions of that committee.

The Audit Committee.

The Audit Committee has as its primary responsibilities the appointment of the independent auditor for the Company, the pre-approval of all audit and non-audit services, and assistance to the Board in monitoring the integrity of our financial statements, the independent auditor's qualifications, independence and performance and our compliance with legal requirements. The Audit Committee has not yet adopted a written charter but intends to do so prior to the mailing of proxy statements in 2005. During the year ended December 31, 2004, the Audit Committee met one time. Bruce Schreiner, Kimberly Samon, and Gerald McIlhargey are the current members of the Audit Committee.

The Securities and Exchange Commission ("SEC") has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules adopted by the SEC requires a company to disclose whether the members of its Audit Committee are "independent". Since we are not a "listed" company, we are not subject to rules requiring the members of our Audit Committee to be independent. The SEC also requires a company to disclose whether it has an "Audit Committee Financial Expert" serving on its audit committee.

Based on its review of the applicable rules of The Nasdaq National Market governing audit committee membership, the Board believes that all members of the Audit Committee are "independent" within the meaning of such rules.

Based on its review of the criteria of an Audit Committee Financial Expert under the rule adopted by the SEC, the Board believes that one member of the Audit Committee, Mr. Schreiner, would be described as an Audit Committee Financial Expert. Each of the other current members have made significant contributions and provided valuable service to St. Joseph and its stockholders as members of the Audit Committee and the Board believes that each of them has demonstrated that he is capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with the accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding internal controls and procedures for financial reporting, and (v) understanding audit committee functions, all of which are attributes of an Audit Committee Financial Expert under the rule adopted by the SEC. Given the business experience and acumen of these individuals and their service as members of the Audit Committee, the Board believes that each of them is qualified to carry out all duties and responsibilities of the Audit Committee.

Compensation Committee. The Compensation Committee recommends to the Board annual salaries for senior management and reviews all company benefit plans. During the year ended December 31, 2004, the Compensation Committee had no formal meetings, instead the full Board performed these functions. The current members of the Compensation Committee are Bruce Schreiner, Gerald McIlhargey, and Dr. Milton Harbuck.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten percent of our Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in our Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, we have the following report to make under this section: All of our officers or directors, and all persons owning more than ten percent of its shares have filed the subject reports, if required, on a timely basis during the past fiscal year.

ITEM 10. EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

                                                            Long Term Compensation
                        Annual Compensation                 Awards                             Payouts
(a)                   (b)    (c)       (d)       (e)            (f)            (g)               (h)          (i)
Name and                                     Other Annual    Restricted      Securities         LTIP       All Other
Principal                   Salary    Bonus  Compensation   Stock Award(s)   Underlying        Payouts    Compensation
Position             Year    ($)       ($)       ($)            ($)         Options/SARs (#)     ($)          ($)
----------------     ----   -------   -----  ------------    ------------   ---------------    -------    -------------
John H. Simmons      2004   $120,000    0      $7,200(1)         0               0                 0            0
President/CEO        2003   $120,000    0      $7,200(1)         0              1,750,000         0            0
President/CEO

Director

Kenneth L. Johnson   2004                                                         0
Secretaryy/Treasurer 2003                                                         100,000
Director

Bruce Schreiner      2004                                                         0
Director             2003                                                         100,000

Kimberly A Samon     2004                                                         100,000
Director

Jerry A. Malone      2004                                                         100,000
Director

Dr. Milton S.
Harbuck              2004                                                         100,000
Director

Gerald McIlhargey    2004                                                         100,000
Director


(1) Mr. Simmons is being provided by the Company a car allowance of $600.00 per month.

The following is a summary of the options awarded to the officers, directors and Advisory Board members.

Option Grants in Last Fiscal Year (Individual Grants)


Name                 Weighted      Number of    Date Issued      Vesting Date   Exercise     Expiration Date
                     averaged      Securities                                   Price per
                     fair value    Underlying                                   share
                                     Options

Kemberely A. Samon      $0           100,000     March 23, 2004   Immediately    $0.10         March 23, 2009
Jerry A. Malone         $0           100,000     March 23, 2004   Immediately    $0.10         March 23, 2009
Gerald McIlhargey       $0           100,000     March 23, 2004   Immediately    $0.10         March 23, 2009
John K. Lucas           $0            25,000   February 3, 2004   Immediately    $0.10       February 3, 2009
Donal Kent Ford         $0            25,000   February 3, 2004   Immediately    $0.10       February 3, 2009
David Goler             $0            25,000   February 3, 2004   Immediately    $0.10       February 3, 2009
Brian R Smith           $0            25,000   February 3, 2004   Immediately    $0.10       February 3, 2009
John Hershenberg        $0            25,000   February 3, 2004   Immediately    $0.10       February 3, 2009
Ted Key                 $0            25,000     March 23, 2004   Immediately    $0.10         March 23, 2009
Kimberly Alexandrich    $0            25,000     March 23, 2004   Immediately    $0.10         March 23, 2009
Maureen O,Brien         $0            25,000   February 3, 2004   Immediately    $0.10       February 3, 2009


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

                                                                                AMOUNT OF BENEFICIAL        PERCENTAGE OF
TITLE OF CLASS                       NAME AND ADDRESS OF BENEFICIAL OWNER          OWNERSHIP (1)              CLASS (2)
--------------------------      ----------------------------------------------- ---------------------
----------------
Common Stock                    John H. Simmons-President, Director and CEO                3,125,000(3)
40.29%
                                  12 Lee Court
                              Trophy Club, TX 76262

Common Stock                    David William Dean Core                                    1,125,000
19.54%
                                 6965 N. Grande
                              Boca Raton, FL 33433

Common Stock                    Kimberly A. Samon-Director                                   110,000(4)
2.32%
                                14595 Creek Club Drive
                              Alpharetta, GA 30004

Common Stock                    Frank Davis                                                  250,200
5.13%
                                  4903 36th St.
                               Columbus, NE 68501

Common Stock                    Mark Johnson                                                 275,000(5)
5.62%
                                5210 East 81st, Suite 134
                                 Tulsa, OK 74137

Common Stock                    Phyllis L. Bell                                              640,368(6)
12.15%
                               728 S. Norfolk Ave.
                                 Tulsa, OK 74120

Common Stock                    Bruce Schreiner-Director                                     100,000(4)
2.11%
                                2535 N. Carleton Ave., Suite B
                                Grand Island, NE 68802

                                Kenneth L. Johnson-Director,
Common Stock                    Secretary/Treasurer                                          100,000(4)
2.11%
                                4335 South Street
                                Lincoln, NE 68506

Common Stock                    Dr. Milton S. Harbuck, D. D. S.-Director                     100,000(4)
2.11%
                               101 Fieldstone Lane
                                Sherwood, AR 75210-6544

Common Stock                    Jerry A. Malone-Director                                     100,000(4)(7)
2.11%
                               7114 Creswell Road
                                Shreveport, LA 71106-7415

Common Stock                    Gerald McIlhargey-Director                                   100,000(4)
2.11%
                                495 Howe St., Suite 305
                                Vancouver, B.C. V6C 2T5

                                Total Officers, Directors and shareholders of
                                5% or more of St. Joseph's common stock as a
                                group:                                                     6,026,568
95.61%

(footnotes on following page)

---------------------------------------------------------------------------------------------------------------------------

----------
(1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power, as well as any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(2) As required by Item 403 of Regulation S-B, calculated on the basis of the amount of outstanding securities plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. This percentage will be different than percentages reflected in Schedule 13D.

(3) Includes options to purchase 1,750,000 shares of the Company's common stock at an exercise price of $.10 per share.

(4) Includes options to purchase 100,000 shares of the Company's common stock at an exercise price of $.10 per share.

(5) Includes options to purchase 25,000 shares of the Company's common stock at an exercise price of $.10 per share.

(6) Includes 330,000 shares that Ms. Bell has the right to acquire within 60 days through conversion of the Preferred Stock and includes 60,000 shares owned by a trust controlled by Ms. Bell.

(7) Excludes 18,000 shares owned by Mr. Malone's wife for which he disclaims beneficial ownership.

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

(b) Reports on Form 8-K. During the last quarter for the fiscal year ended December 31, 2004, there were no reports filed on Form 8-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: The Company's auditor is Cordovano and Honeck, P.C., located at 201 Steele Street, Suite 300, Denver, Colorado 80206 and the Company paid them $8,840 in audit and review fees for the fiscal year ended December 31, 2004. A payment of $3,000 was made prior to the completion of the audit and a balance of $1,725 remains.

The Company paid $890 in audit-related fees for 2003 and paid $900 fees for fiscal 2002.

Tax Fees: The Company did not pay its auditor any fees related to tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2004.

All Other Fees: The Company did not pay its auditor any fees related to any other products or services.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2005.
St. Joseph, Inc.

/S/John S. Simmons
----------------------------
John H. Simmons, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature and Title              Date

/s/John H. Simmons               April 15, 2005
--------------------------
John H. Simmons, President,
Chief Executive Officer and
Director

/s/Kenneth L. Johnson            April 15, 2005
--------------------------
Kenneth L. Johnson,
Secretary-Treasurer and Director

/s/Jerry Malone                  April 15, 2005
--------------------------
Jerry Malone, Director

/s/Kimberly A. Samon             April 15, 2005
--------------------------
Kimberly A. Samon, Director

/s/Milton Harbuck                April 15, 2005
--------------------------
Milton Harbuck, Director

/s/Bruce Schreiner               April 15, 2005
--------------------------
Bruce Schreiner, Director

/s/ Gerald McIlhargey            April 15, 2005
--------------------------
Gerald McIlhargey

                                ST. JOSEPH, INC.
                   Index to Consolidated Financial Statements

                                                                           Page

Report of Independent Registered Public Accounting Firm....................F-2

Consolidated Balance Sheet at December 31, 2004............................F-3

Consolidated Statements of Operations for the
     years ended December 31, 2004 and 2003................................F-4

Consolidated Statement of Changes in Shareholders' Equity
     for the years ended December 31, 2004 and 2003........................F-5

Consolidated Statements of Cash Flows for the
     years ended December 31, 2004 and 2003................................F-6

Notes to Consolidated Financial Statements.................................F-7

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
St. Joseph, Inc.

We have audited the consolidated balance sheet of St. Joseph, Inc. as of December 31, 2004, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of St. Joseph, Inc. as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ Cordovano & Honeck LLP
--------------------------
Cordovano and Honeck LLP
Denver, Colorado
March 2, 2005

                                ST. JOSEPH, INC.
                           Consolidated Balance Sheet

                                December 31, 2004

                                     Assets
Current assets:
     Cash ....................................................................  $  14,855
     Marketable securities, available-for-sale (Note 3) ......................     12,069
     Accounts receivable .....................................................    135,758
                                                                                ---------
                        Total current assets .................................    162,682

Property and equipment, net (Note 4) .........................................     42,976
Deposit ......................................................................      1,230
Goodwill (Note 9) ............................................................    306,149
                                                                                ---------

                        Total assets .........................................  $ 513,037
                                                                                =========

                      Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable ........................................................  $ 112,384
     Accrued liabilities .....................................................     21,524
     Line of credit (Note 5) .................................................    150,000
     Note payable to officer (Note 2) ........................................     96,000
                                                                                ---------
                        Total current liabilities ............................    379,908
                                                                                ---------

Commitment (Note 9)                                                                    --

Shareholders' equity (Note 8):
     Preferred stock, $.001 par value, $3.00 face value; 25,000,000 shares
         authorized, 386,208 shares issued and outstanding ...................        386
     Common stock, $.001 par value; 100,000,000 shares authorized,
         5,021,712 shares issued and outstanding .............................      5,022
     Outstanding stock options ...............................................    232,800
     Additional paid-in capital ..............................................    691,512
     Retained deficit ........................................................   (797,883)
     Other comprehensive income ..............................................      1,292
                                                                                ---------

                        Total shareholders' equity ...........................    133,129
                                                                                ---------

                        Total liabilities and shareholders' equity ...........  $ 513,037
                                                                                =========

          See accompanying notes to consolidated financial statements

                                ST. JOSEPH, INC.
                           Consolidated Statements of Operations


                                                            For The Year Ended
                                                               December 31,
                                                       ----------------------------
                                                           2004             2003
                                                       -----------      -----------
Service revenues, net ................................ $ 1,557,984      $        --
Direct costs of services .............................   1,185,163               --
            Gross profit .............................     372,821               --

Operating expenses:
     Stock-based compensation (Note 8):
         Stock options ...............................     242,800               --
         Other .......................................          --            5,750
     Selling, general and administrative .............     564,567           22,499
     Contributed rent (Note 2) .......................          --            2,400
     Depreciation ....................................      21,201            2,778
     Gain on liability settlement ....................          --          (20,000)
                                                       -----------      -----------
            Total operating expenses .................     828,568           13,427
                                                       -----------      -----------
            Loss from operations .....................    (455,747)         (13,427)

Non-operating income:
     Interest income .................................         338               --
     Realized gain on marketable securities ..........         501               --
Interest expense .....................................     (22,991)          (2,000)
                                                       -----------      -----------
            Loss before income taxes .................    (477,899)         (15,427)

Income tax provision (Note 7) ........................          --               --
                                                       -----------      -----------

            Net loss .................................    (477,899)         (15,427)

Preferred stock dividend requirements ................     (78,300)          (6,122)
                                                       -----------      -----------

Loss applicable to common stock ...................... $  (556,199)     $   (21,549)
                                                       ===========      ===========


Basic and diluted loss per common share .............. $     (0.12)     $     (0.01)
                                                       ===========      ===========

Weighted average common
     shares outstanding ..............................   4,676,712        3,021,420
                                                       ===========      ===========

          See accompanying notes to consolidated financial statements

                                ST. JOSEPH, INC.
           Consolidated Statement of Changes in Shareholders' Equity

                                                  Preferred Stock             Common Stock         Outstanding     Additional
                                           --------------------------  --------------------------     Stock         Paid-in
                                               Shares     Par Value       Shares       Par Value     Options        Capital
                                           ------------  ------------  ------------  ------------  ------------   ------------

Balance, January 1, 2003 .................           --  $         --     2,748,920  $      2,749  $         --   $    194,771

Common stock issued in exchange for
     services at $.005 per share (Note 8).           --            --       250,000           250            --          1,000
Exercised common stock options
     (Note 8) ............................           --            --     1,250,000         1,250            --          5,000
Sale of common stock at $.50 per
     share (Note 8) ......................           --            --        20,000            20            --          9,980
Fair value of office space contributed
     by an officer (Note 2) ..............           --            --            --            --            --          2,400
Preferred and common stocks issued
     to acquire subsidiary (Note 10) .....      380,500           380       219,500           220            --        299,400
Preferred and common stocks issued
     in exchange for legal services
     (Note 8) ............................        5,708             6         3,292             3            --          4,491
Preferred stock dividends (Note 10) ......           --            --            --            --            --             --
Net loss .................................           --            --            --            --            --             --
                                           ------------  ------------  ------------  ------------  ------------   ------------

Balance, December 31, 2003 ...............      386,208           386     4,491,712         4,492            --        517,042

Sale of common stock at $.50 per
     share (Notes 2 and 8) ...............           --            --       280,000           280            --        139,720
Granted stock options (Note 8) ...........           --            --            --            --       242,800             --
Exercised stock options (Note 8) .........           --            --       250,000           250            --         24,750
Expired stock options ....................           --            --            --            --       (10,000)        10,000
Preferred stock dividends (Note 10) ......           --            --            --            --            --             --
Comprehensive income (loss):
     Unrealized investment gains .........           --            --            --            --            --             --
     Net loss ............................           --            --            --            --            --             --

Comprehensive income (loss) ..............           --            --            --            --            --             --
                                           ------------  ------------  ------------  ------------  ------------   ------------

Balance, December 31, 2004 ...............      386,208  $        386     5,021,712  $      5,022  $    232,800   $    691,512
                                           ============  ============  ============  ============  ============   ============

                                                             Other
                                                         Comprehensive
                                                             Income
                                                          ------------
                                                           Unrealized
                                             Retained      Investment
                                              Deficit        Gains          Total
                                           ------------   ------------  ------------

Balance, January 1, 2003 ................. $   (220,135)  $         --  $    (22,615)

Common stock issued in exchange for
     services at $.005 per share (Note 8).           --             --         1,250
Exercised common stock options
     (Note 8) ............................           --             --         6,250
Sale of common stock at $.50 per
     share (Note 8) ......................           --             --        10,000
Fair value of office space contributed
     by an officer (Note 2) ..............           --             --         2,400
Preferred and common stocks issued
     to acquire subsidiary (Note 10) .....           --             --       300,000
Preferred and common stocks issued
     in exchange for legal services
     (Note 8) ............................           --             --         4,500
Preferred stock dividends (Note 10) ......       (6,122)            --        (6,122)
Net loss .................................      (15,427)            --       (15,427)
                                           ------------   ------------  ------------

Balance, December 31, 2003 ...............     (241,684)            --       280,236

Sale of common stock at $.50 per
     share (Notes 2 and 8) ...............           --             --       140,000
Granted stock options (Note 8) ...........           --             --       242,800
Exercised stock options (Note 8) .........           --             --        25,000
Expired stock options ....................           --             --            --
Preferred stock dividends (Note 10) ......      (78,300)            --       (78,300)
Comprehensive income (loss):
     Unrealized investment gains .........           --          1,292         1,292
     Net loss ............................     (477,899)            --      (477,899)
                                                                        ------------
Comprehensive income (loss) ..............           --             --      (476,607)
                                           ------------   ------------  ------------

Balance, December 31, 2004 ............... $   (797,883)  $      1,292  $    133,129
                                           ============   ============  ============

          See accompanying notes to consolidated financial statements

                                                                        Years Ended
                                                                        December 31,
                                                                 ------------------------
                                                                    2004           2003
                                                                 ---------      ---------
Cash flows from operating activities:
     Net loss .................................................. $(477,899)     $ (15,427)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
             Depreciation ......................................    21,201          2,778
             Office space contributed by an officer (Note 2) ...        --          2,400
             Stock-based compensation ..........................   242,800          5,750
             Gain on marketable securities .....................      (501)            --
             Gain on liability settlement                               --        (20,000)
             Changes in operating assets and liabilities:
                 Accounts receivable ...........................    33,497             --
                 Inventory .....................................        --          1,068
                 Prepaid expenses ..............................    13,595             --
                 Deposit .......................................    (1,230)            --
                 Accounts payable and accrued liabilities ......    25,458          2,105
                                                                 ---------      ---------
                             Net cash used in
                                  operating activities .........  (143,079)       (21,326)
                                                                 ---------      ---------

Cash flows from investing activities:
     Cash proceeds from subsidiary acquisition .................        --        124,991
     Purchases of property and equipment .......................   (19,285)            --
     Payment to acquire subsidiary .............................   (80,000)      (120,000)
                                                                 ---------      ---------
                             Net cash used in
                                  investing activities .........   (99,285)         4,991
                                                                 ---------      ---------

Cash flows from financing activities:
     Proceeds from line of credit, net .........................    75,000             --
     Proceeds from note payable to officer (Note 2) ............        --        195,000
     Principal payments on officer's note payable (Note 2) .....   (99,000)            --
     Payments for preferred stock dividends ....................   (78,300)        (6,122)
     Proceeds from exercised stock options .....................    25,000             --
     Proceeds from the sale of common stock ....................   140,000         16,250
                                                                 ---------      ---------
                             Net cash provided by
                                  financing activities .........    62,700        205,128
                                                                 ---------      ---------

                                  Net change in cash ...........  (179,664)       188,793

Cash, beginning of period ......................................   194,519          5,726
                                                                 ---------      ---------

Cash, end of period ............................................ $  14,855      $ 194,519
                                                                 =========      =========

Supplemental disclosure of cash flow information:
     Income taxes .............................................. $      --      $      --
                                                                 =========      =========
     Interest .................................................. $  22,991      $   2,000
                                                                 =========      =========

Non-cash investing and financing activities:
     Stock issued to acquire subsidiary (Note 10) .............. $      --      $ 300,000
                                                                 =========      =========

          See accompanying notes to consolidated financial statements

                                ST. JOSEPH, INC.
                   Notes to Consolidated Financial Statements

(1)   Summary of Significant Accounting Policies

Organization and Basis of Presentation

St. Joseph, Inc. (the "Company") was incorporated in Colorado on March 19, 1999 as Pottery Connection, Inc. On March 19, 2001, the Company changed its name to St. Joseph Energy, Inc. and on November 6, 2003, the Company changed its name to St. Joseph, Inc.

Effective December 31, 2003, the Company entered into an Agreement of Exchange and Purchase and Sale with Staf*Tek Services, Inc. ("Staf*Tek"), an Oklahoma corporation (see Note 10). Staf*Tek specializes in the recruitment and placement of professional data processing and technical personnel for clients on both a permanent and contract basis.

Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2003 included in this report include the activities of St. Joseph, Inc. and its wholly-owned subsidiary, Staf*Tek after December 31, 2003. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash equivalents and fair value of financial instruments

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2004.

The carrying amounts of cash, receivables and current liabilities approximate fair value due to the short-term maturity of the instruments.

Securities Available-for-Sale

The Company has evaluated its investments policies consistent with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are to be classified as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in members' equity under the caption "Accumulated Other Comprehensive Income (Loss)." Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in operating expenses. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

Accounts Receivable

The Company's management believes all accounts receivable are fully collectible; therefore, there is no allowance for doubtful accounts at December 31, 2004.

Property, equipment and depreciation

Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

                                ST. JOSEPH, INC.
                   Notes to Consolidated Financial Statements

Furniture and fixtures ..............   7 years
Office Equipment ....................   5 years
Computer equipment ..................   3 years

Leasehold improvements are depreciated over the estimated useful lives of the improvements or the term of the lease, whichever is shorter.

Upon retirement or disposition of an asset, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

Goodwill

Goodwill consists of an amount recorded as part of the acquisition of Staf*Tek on December 31, 2003, $306,149. In accordance with Statements of Financial Accounting Standard ("SFAS") No. 142, goodwill is not amortized but is tested for impairment at the end of each accounting period.

Impairment and disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. No impairments have been recorded for the years ended December 31, 2004 and 2003.

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

Loss per common share

The Company reports earnings (loss) per share using a dual presentation of basic and diluted earnings per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. Preferred stock and common stock options outstanding at December 31, 2004 were not included in the diluted loss per share as all 386,208 preferred shares and all 2,625,000 options were anti-dilutive. Therefore, basic and diluted losses per share at December 31, 2004 were equal.

                                ST. JOSEPH, INC.
                   Notes to Consolidated Financial Statements

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

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25. Pro forma disclosures are included in the accompanying consolidated financial statements at Note 8.

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

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

                                ST. JOSEPH, INC.
                   Notes to Consolidated Financial Statements

In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment." This Statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18. This Statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal period that begins after December 15, 2005. The Company has not yet determined the impact of SFAS No. 123 (revised) on its financial statements.

(2)   Related Party Transactions

During December 2003, an officer advanced the Company $195,000 for working capital in exchange for a promissory note. The note carries a ten percent interest rate, payable quarterly, and matures on June 15, 2005. During the year ended December 31, 2004, the Company repaid $99,000 of principal and $15,562 of interest. As of December 31, 2004, the Company owed $96,000 in principal and $-0- in accrued interest on the note.

During the year ended December 31, 2004, the Company sold 100,000 shares of its common stock to an employee at $.50 per share pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933 (the "Act"), as amended. The Company received gross proceeds of $50,000.

During the year ended December 31, 2004, the Company paid the brother of an officer $7,450 for the construction of leasehold improvements in the Company's new office. The payments have capitalized to leasehold improvements, which are included in property and equipment in the accompanying consolidated financial statements.

An officer contributed office space to the Company through December 31, 2003. The office space was valued at $200 per month based on the market rate in the local area and is included in the accompanying consolidated financial statements as contributed rent with a corresponding credit to contributed capital.

(3)      Marketable Securities

Marketable securities consist primarily of common stock investments in public companies, which are classified as available-for-sale and recorded at fair value.

                                ST. JOSEPH, INC.
                   Notes to Consolidated Financial Statements


                                                            December 31, 2004
                                                         -----------------------
                                                        Fair Value    Cost Basis
                                                         --------       --------
Marketable securities, available-for-sale                $ 12,069       $ 10,777
                                                         ========       ========

Gains and Losses:
   Realized gains                                        $    855
   Realized losses                                           (354)
                                                         --------
      Net realized gains                                 $    501
                                                         ========

Change in Unrealized Holding Gain/(Loss):
   Beginning balance, January 1, 2004                    $     --
   Unrealized holding gains                                 1,292
                                                         --------
   Ending balance, December 31, 2004                     $  1,292
                                                         ========

(4)   Property and Equipment

Property and equipment consisted of the following at December 31, 2004:

Furniture and fixtures                                                $  35,447
Office equipment                                                         58,295
Computer equipment                                                       55,156
Leasehold improvements                                                   19,585
                                                                      ---------
          Total property and equipment                                  168,483
Less accumulated depreciation                                          (125,507)
                                                                      ---------
          Property and equipment, net                                 $  42,976
                                                                      =========

(5)   Line of Credit

The Company has a $150,000 line of credit and the entire balance was unpaid and outstanding at December 31, 2004. The interest rate on the credit line was 6.79 percent at December 31, 2004. Interest payments are due monthly. The line matures on August 30, 2005.

(6)   Concentration of Credit Risk

The Company conducts a significant portion of its operations with one customer. During the year ended December 31, 2004, approximately 78.8 percent of the Company's service revenues were conducted with one customer.

(7)      Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

                                ST. JOSEPH, INC.
                   Notes to Consolidated Financial Statements


                                                               Years Ended
                                                               December 31,
                                                          ---------------------
                                                            2004         2003
                                                          --------     --------
U.S. Federal statutory rate                                  34.00%       15.00%
State income tax,
   net of federal benefit                                     3.96%        5.10%
Permanent book-to-tax differences                           -0.11%       -3.13%
Net operating loss for which no tax
   benefit is currently available                          -37.85%      -16.97%
                                                          --------     --------
                                                              0.00%        0.00%
                                                          ========     ========

At December 31, 2004, the Company's current tax benefit consisted of a net tax asset of $239,561, due to operating loss carryforwards of $695,650, which was fully allowed for, in the valuation allowance of $239,561. The valuation allowance results in deferred tax expense, which offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2004 and 2003 were $179,057 and $2,618, respectively. Net operating loss carryforwards will expire through 2023.

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

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of those losses.

(8)   Shareholders' Equity

Preferred Stock

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. In December 2003, the Company issued 380,500 preferred shares as part of its acquisition of Staf*Tek (see Note 10). The Company also issued 5,708 shares of its preferred stock in exchange for legal services related to the Staf*Tek acquisition. Each share of preferred stock is convertible to one share of common stock; therefore the transaction has been valued based on contemporaneous common stock sales at $2,854, or $.50 per share.

Common Stock

During the year ended December 31, 2004, the Company sold 180,000 shares of its common stock at $.50 per share pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933 (the "Act"), as amended. The Company received gross proceeds of $90,000.

During December 2003, the Company sold 20,000 shares of its common stock for $.50 per share pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933 (the "Act"), as amended. The Company received gross proceeds of $10,000.

                                ST. JOSEPH, INC.
                   Notes to Consolidated Financial Statements


During December 2003, the Company issued 3,292 shares of its common stock in exchange for legal services related to the Staf*Tek acquisition. The transaction has been valued based on contemporaneous common stock sales at $1,646, or $.50 per share.

During October 2003, the Company issued 250,000 shares of its common stock to an individual in exchange for services provided to the Company. The transaction was valued at the cost of the services rendered as the common stock had no publicly traded market value on the date of the transaction. The Company recognized stock-based compensation expense totaling $1,250 as a result of the transaction.

Common Stock Options granted to employees

During the three months ended March 31, 2004, the Company granted options to three members of its board of Directors to purchase 300,000 shares of the Company's common stock at an exercise price of $.10 per share. The options vested on the date of grant. The Company's common stock had no publicly traded market value on the date of grant; however the stock did have a fair value of $.50 per share based on contemporaneous stock sales to unrelated third parties. The weighted average exercise price and weighted average fair value of these options on the date of grant were $.10 and $.50, respectively. Directors' options are considered employee options and are accounted for under APB 25. Stock-based compensation totaling $120,000 has been recognized in the accompanying consolidated financial statements related to these options.

During the three months ended March 31, 2004, the Company granted options to four employees to purchase 100,000 shares of the Company's common stock at an exercise price of $.10 per share. The options vested on the date of grant. The Company's common stock had no publicly traded market value on the date of grant; however the stock did have a fair value of $.50 per share based on contemporaneous stock sales to unrelated third parties. The weighted average exercise price and weighted average fair value of these options on the date of grant were $.10 and $.50, respectively. The employee options and are accounted for under APB 25. Stock-based compensation totaling $40,000 has been recognized in the accompanying consolidated financial statements related to these options.

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

During the year ended December 31, 2003, the Company granted options to four of its officers and directors to purchase 2,300,000 shares of the Company's common stock at an exercise price of $.10 per share. The Company's common stock had no publicly traded market value on the date of grant. The weighted average exercise price and weighted average fair value of these options as of December 31, 2003 were $.10 and $-0-, respectively. Directors' options are considered employee options and are accounted for under APB 25. During December 2004, an officer exercised 250,000 options and paid the Company $25,000.

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement. The fair value for the options granted during the year ended December 31, 2004 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                ST. JOSEPH, INC.
                   Notes to Consolidated Financial Statements


Risk-free interest rate ......................  3.00%
Dividend yield ...............................  0.00%
Volatility factor ............................  0.00%
Weighted average expected life ...............  5 years

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

Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                              December 31,
                                                       ------------------------
                                                          2004           2003
                                                       ----------    ----------
Net loss-common shareholders, as reported              $ (556,199)   $  (21,549)
   Decrease due to:
       Employee stock options                              (5,600)           --
                                                       ----------    ----------
Pro forma net loss                                     $ (561,799)   $  (21,549)
                                                       ==========    ==========

As reported:
    Net loss per share - basic and diluted             $    (0.12)   $    (0.01)
                                                       ==========    ==========
Pro Forma:
    Net loss per share - basic and diluted             $    (0.12)   $    (0.01)
                                                       ==========    ==========

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

Summary

The following schedule summarizes the changes in the Company's stock options for the years ended December 31, 2004 and 2003:

                                ST. JOSEPH, INC.
                   Notes to Consolidated Financial Statements


                                            Options Outstanding and Exercisable
                                              ---------------------------------    Weighted Average
                                               Number of        Exercise Price      Exercise Price
                                                 Shares            Per Share         Per Share
                                              -----------      ----------------    --------------
Balance at December 31, 2002                          --               N/A                N/A
   Options granted                             3,550,000          $.005 to $.10         $ 0.067
   Options exercised                          (1,250,000)            $0.005             $ 0.005
   Options expired                                    --               N/A                N/A
                                              -----------      ----------------    --------------

Balance at December 31, 2003                   2,300,000              $0.10             $ 0.10
   Options granted                               600,000              $0.10             $ 0.10
   Options exercised                            (250,000)             $0.10             $ 0.10
   Options expired                               (25,000)             $0.10             $ 0.10
                                              -----------      ----------------    --------------

Balance at December 31, 2004                   2,625,000              $0.10             $ 0.10
                                              ===========

(9)   Office Lease

The Company has entered into a noncancellable lease agreement for its corporate office space. The lease commenced May 1, 2004 and expires April 30, 2007. Future minimum lease payments under the leases are as follows:

December 31,
------------
     2005                                    $ 46,438
     2006                                      46,438
     2007                                      15,479
                                            ---------
                                            $ 108,355
                                            =========



Rent expense for the years ended December 31, 2004 and 2003 totaled $29,316 and $42,367, respectively.

(10)     Staf*Tek Acquisition

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

                                ST. JOSEPH, INC.
                   Notes to Consolidated Financial Statements

Following the closing of the Agreement, Staf*Tek became the Company's wholly-owned subsidiary.

Goodwill

The aggregate purchase price was $500,000, consisting of 380,500 preferred shares and 219,500 common shares of the Company valued at $.50 per share based on contemporaneous stock sales, and cash of $200,000. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

            December 31, 2003
Cash ...........................................................      $ 124,991
Marketable securities ..........................................         10,276
Accounts receivable ............................................        169,255
Prepaid expenses ...............................................         13,595
Property and equipment, net ....................................         43,079
                                                                      ---------
Total assets acquired ..........................................        361,196
                                                                      ---------

Accounts payable and accruals ..................................        (92,345)
Line of credit .................................................        (75,000)
                                                                      ---------
Total liabilities assumed ......................................       (167,345)
                                                                      ---------

Net assets acquired ............................................      $ 193,851
                                                                      =========

Goodwill recognized in the acquisition totaled $306,149, consisting of the amount the purchase price ($500,000) exceeds the fair value of the net assets acquired ($193,851).