Form 10KSB/A
period 2004-12-31
ST JOSEPH INC
filed 2005-05-03
CIK 1177135

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

Aggregate market value of voting stock held by non-affiliates of the issuer as of: 12/31/2004: $57,245.00

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information contained in Management's Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the Company's future operating results or financial positions. These statements may be identified by words such as "estimate", "forecast", "project", "plan", "intend", "believe", "expect", "anticipate", or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: changes in levels of unemployment and other economic conditions in the United States or in particular regions or industries; reduction in the supply of candidates for contractual employment or the Company's ability to attract candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company's services, on the Company's ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its contractual employees, or for events impacting its contractual employees on clients' premises; the possibility that adverse publicity could impact the Company's ability to attract and retain clients and candidates; the success of the Company in attracting, training, and retaining qualified management personnel and other staff employees; whether governments will impose additional regulations or licensing requirements on personnel services businesses in particular or on employer/ employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; and litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company's SEC filings. Further information regarding these and other risks and uncertainties is contained in Item 6., under the heading "Risk Factors." Because long-term contracts are not a significant part of the Company's business, future results cannot be reliably predicted by considering past trends or extrapolating past results.

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

Our loss of approximately $478,000 for the year ended December 31, 2004, was primarily caused by increases in payroll, interest expense and $242,800 of stock-based compensation related to the issuance of common stock options. We issued options to three (3) members of our Board of Directors to purchase 300,000 shares of our common stock, with a recognized value of $120,000; the issuance of common stock options to eight (8) members of our Advisory Board to purchase an aggregate amount of 200,000 shares of our common stock, with a recognized value of $82,800, in addition to our issuance of common stock options to four (4) employees, to purchase 100,000 shares of our common stock carrying a recognized value of $40,000. We also incurred preferred stock dividends, which increased the loss applicable to common stockholders by $78,300.

We did not acquire Staf*Tek until December 2003; however, in an attempt to provide a better understanding of our operating results, we have included an analysis that compares Staf*Tek's operating results for the years ended December 31, 2004 and 2003:

For the Years Ended December 31,
---------------------------
Account                                   2004             2003           Variance
                                      ------------     ------------     ------------
Service revenues                      $  1,557,984     $  1,550,442     $      7,542
Cost of services                        (1,185,163)      (1,105,882)         (79,281)
                                      ------------     ------------     ------------
Gross profit                               372,821          444,560          (71,739)

Gross profit percentage                      23.93%           28.67%          -4.74%

Stock-based compensation                  (242,800)              --         (242,800)
Selling, general and administration       (564,567)        (388,063)        (176,504)
Depreciation                               (21,201)         (17,355)          (3,846)
Interest expense                           (22,991)         (11,232)         (11,759)
Other income (expense)                         839           (1,720)           2,559
                                      ------------     ------------     ------------

Net income (loss)                     $   (477,899)    $     26,190     $   (504,089)
                                      ============     ============     ============

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

Our business plan involves, in part, increasing the number of employees placed both on a temporary and permanent basis. Such increased placement is expected to result in increased profit to us, although it also results in increased short term cash needs. We have utilized net revenues, the proceeds from a number of private sales of our equity securities, the exercise of options, and our line of credit to meet our working capital requirements. We are reluctant to incur further debt and intend to rely upon net revenues and private sales of equity securities to meet our liquidity needs for the next 12 months.

During 2005, we expect no material increase in payroll and no stock-based compensation, which we expect will have a positive effect on our financial statements as compared to 2004. Our liquidity and capital resources, as well as business prospects, are all subject to the risks disclosed below, among others.

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

3. Liquidity

The Company has taken steps to increase its placement of employees. However, the placement of temporary employees requires substantial additional capital to fund our working capital needs. When an employee is placed on a temporary basis, an invoice is generated for the placement fee, which may not be paid for a number of weeks. However, the employment costs are immediately incurred. Thus, increased success by the Company in placing temporary employees in the long run enhances the Company's revenues but in the short term decreases the Company's liquidity resources. Accordingly, to remain viable, the Company must substantially increase revenues, raise additional capital, increase its credit facilities, and/or reduce its operations. In the event our plans or assumptions change or prove to be inaccurate, or if delays increase in payment of our placement fees, we may be required to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to common stock. Further, there can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or not available on acceptable terms, the Company may be unable to develop, enhance, and market services, retain qualified personnel, take advantage of future opportunities, respond to competitive pressures, or continue operations, any of which could have a material adverse effect on the Company's business, operating results, financial condition and liquidity.

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

9. MCI is Staf*Tek's Largest Client.

At the present time, MCI is Staf*Tek's largest client and makes up 91% of its revenues. The loss of this client or the decline in business would have a material adverse effect on the Company's revenues and profits. MCI has recently announced a decline in operating results and other adverse information. Further, other companies are attempting to acquire MCI and its business operations. Accordingly, any adverse financial or operating event on MCI would also have a material adverse effect on the Company and, if MCI were to be acquired by another company, there is no assurance that the acquirer would continue to use our services.

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

Dated: May 2, 2005.
St. Joseph, Inc.

/S/John S. Simmons
----------------------------
John H. Simmons, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature and Title              Date

/s/John H. Simmons               May 2, 2005
--------------------------
John H. Simmons, President,
Chief Executive Officer and
Director

/s/Kenneth L. Johnson            May 2, 2005
--------------------------
Kenneth L. Johnson,
Secretary-Treasurer and Director

/s/Jerry Malone                  May 2, 2005
--------------------------
Jerry Malone, Director

/s/Kimberly A. Samon             May 2, 2005
--------------------------
Kimberly A. Samon, Director

/s/Milton Harbuck                May 2, 2005
--------------------------
Milton Harbuck, Director

/s/Bruce Schreiner               May 2, 2005
--------------------------
Bruce Schreiner, Director

/s/ Gerald McIlhargey            May 2, 2005
--------------------------
Gerald McIlhargey

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