Form 10QSB
period 2005-03-31
ST JOSEPH INC
filed 2005-05-16
CIK 1177135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Outstanding at March 30, 2005
5,111,712
$.001 par value common stock

Transitional Small Business Disclosure Format (check one):  Yes  ☐      No  ☒

ST. JOSEPH, INC.

FORM 10-QSB

ii

PART I—FINANCIAL INFORMATION

ITEM 1.          Financial Statements

ST. JOSEPH, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

INDEX

Unaudited Condensed Consolidated Balance Sheet

Unaudited Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2005 and 2004

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2005 and 2004

Notes to Unaudited Condensed Consolidated Financial Statements

1

ST. JOSEPH, INC.
Condensed Consolidated Balance Sheet
(Unaudited)
March 31, 2005

Assets
Current assets:
Cash	$38,036
Marketable securities	15,651
Accounts receivable	194,503

Total current assets	248,190
Property and equipment, net	37,516
Deposit	1,230
Goodwill	306,149
$593,085

Liabilities and Shareholderss Equity
Current liabilities:
Accounts payable	$169,546
Accrued liabilities	40,455
Line of credit (Note 3)	150,000
Notes payable to related parties (Note 2)	158,000
Accrued interest payable (Note 2)	2,650
Preferred dividend accrual (Note 4)	289
Total current liabilities	520,940

Shareholders' equity (Note 4):
Preferred stock, $.001 par value, $3.00 face value; 25,000,000
shares authorized, 386,208 shares issued and outstanding	386
Common stock, $.001 par value; 100,000,000 shares authorized,
5,111,712 shares issued and outstanding	5,112
Additional paid-in capital	969,222
Retained deficit	(903,867)
Other comprehensive income	1,292
Total shareholders' equity	72,145
$593,085

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Service revenues, net	$410,453	$446,759
Direct costs of services	316,428	307,206
Gross profit	94,025	139,553
Selling, general and administrative	171,298	146,122
Depreciation	5,460	6,433
Stock-based compensation	--	242,800
Loss from operations	(82,733)	(255,802)
Non-operating income:
Interest income	3	205
Realized loss on marketable securities	2,535	--
Interest expense	(6,237)	(5,519)
Loss before income taxes	(86,432)	(261,116)
Income tax provision (Note 5)	--	--
Net loss	(86,432)	(261,116)
Preferred stock dividend requirements	(19,552)	(19,644)
Loss applicable to common stock	$(105,984)	$(280,760)
Basic and diluted loss per common share	$(0.02)	$(0.06)
Weighted average common shares outstanding	5,066,712	4,568,379

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
Condensed Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)

							Other
							Comprehensive
							Income
					Additional		Unrealized
	Preferred Stock		Common Stock		Paid-in	Retained	Investment
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Gains	Total
Balance, January 1, 2005	386,208	$386	5,021,712	$5,022	$924,312	$(797,883)	$1,292	$133,129
Sale of common stock at $.50 per share (Note4)	—	—	90,000	90	44,910	—	—	45,000
Preferred stock dividends.	—	—	—	—	—	(19,552)	—	(19,552)
Comprehensive income (loss):
Net loss	—	—	—	—	—	(86,432)	—	(86,432)
Comprehensive income (loss)	—	—	—	—	—	—	—	(86,432)
Balance, March 31, 2005	386,208	$386	5,111,712	$5,112	$969,222	$(903,867)	$1,292	$72,145

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
Net cash used in	2005	2004
operating activities	$(63,509)	$23,841
Cash flows from investing activities:
Purhcase marketable securities	(1,047)	--
Payment to acquire subsidiary	--	(80,000)
Net cash used in
investing activities	(1,047)	(80,000)
Cash flows from financing activities:
Capital contributed by an officer	--	--
Proceeds from officer's note payable (Note 2)	37,000	--
Principal payment on officer's note payable (Note 2)	(37,000)	--
Proceeds from shareholders' notes payable (Note 2)	62,000	--
Payments for preferred stock dividends (Note 4)	(19,263)	(19,355)
Proceeds from the sale of common stock (Note 4)	45,000	70,000
Net cash provided by (used in)
financing activities	87,737	50,645
Net change in cash	23,181	(5,514)
Cash, beginning of period	14,855	194,519
Cash, end of period	$38,036	$189,005
Supplemental disclosure of cash flow information:
Income taxes	$--	$--
Interest	$3,837	$644

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the instructions for Form 10-QSB and the accounting policies in its Form 10-KSB for the year ended December 31, 2004 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

(2)	Related Party Transactions

During December 2003, an officer advanced the Company $195,000 for working capital in exchange for a promissory note. As of December 31, 2004, the Company owed the officer $96,000 on the note. The note carries a ten percent interest rate, payable quarterly, and matures on June 15, 2005. During the three months ended March 31, 2005, the officer advanced the Company an additional $37,000, which the Company repaid prior to March 31, 2005. As of March 31, 2005, the Company owed $96,000 in principal and $2,400 in accrued interest on the note.

During March 2005, a shareholder advanced the Company $22,000 for working capital in exchange for a promissory note. The note does not carry an interest rate and matures on June 1, 2005.

During March 2005, a shareholder advanced the Company $40,000 for working capital in exchange for a promissory note. On or before April 1, 2005, the Company is to repay the shareholder the $40,000 principal and $250 for interest. The $250 interest charge is recorded as accrued interest at March 31, 2005.

(3)	Line of Credit

The Company has a $150,000 line of credit and the entire balance was unpaid and outstanding at March 31, 2005. The interest rate on the credit line was seven percent at March 31, 2005. Interest payments are due monthly. The line matures on August 30, 2005.

(4)	Shareholders’ Equity

Preferred Stock
The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. In December 2003, the Company issued 386,208 shares of convertible preferred stock that remain outstanding at March 31, 2005. Each share of preferred stock is convertible to one share of common stock and has a yield of 6.75 percent dividend per annum, which is paid quarterly on a calendar basis for a period of 5 years. The Company paid $19,263 in preferred stock dividends during the three months ended March 31, 2005. Dividends unpaid as of March 31, 2005 totaled $289.

Common Stock
During the three months ended March 31, 2005, the Company sold 90,000 shares of its common stock at $.50 per share pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933 (the “Act”), as amended. The Company received gross proceeds of $45,000.

ST. JOSEPH, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(5)	Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

(6) Concentration of Credit Risk

The Company conducts a significant portion of its operations with one customer. During the three months ended March 31, 2005, approximately 68.4 percent of the Company’s service revenues were conducted with one customer.

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

Staf*Tek is our only subsidiary by which we generate operating revenues.  Staf*Tek generates revenue primarily by providing its clients with IT professionals either on a permanent or contractual basis.  The Management of Staf*Tek has placed an increased emphasis on pursuing new clients as well as continuing exemplary service to existing ones.  To that end, during 2004 Staf*Tek added two sales personnel and two advertising and marketing specialists in an effort to grow the Company’s business.

The Company plans to satisfy cash requirements over the next 12 months through the continuation and renewal of contractual agreements in the IT staffing industry.  The Company also anticipates raising additional funds from the sale of its stock.

Results of Operations:

Service revenues decreased by 8% from $446,759 for the three months ended March 31, 2004 to $410,453 for the three months ended March 31, 2005.  In addition, our gross profit percentage decreased to 23% for three months ended March 31, 2005, as compared to 31% for the three months ended March 31, 2004.  These reductions in revenues and gross profit primarily related to the completion of contracts with two of Staf*Tek’s clients, the expense of adding four corporate in-house employees, and the ongoing expenses of legal and accounting fees associated with the reporting requirements of public companies.

Our loss of $86,432 for the three months ended March 31, 2005, was an improvement over our $261,116 loss incurred for the three months ended March 31, 2004, largely due to $242,800 of stock-based compensation incurred in 2004 related to the issuance of common stock options.

Liquidity and Financial Resources:

We had a working capital deficit of $272,750 at March 31, 2005.  Our working capital decreased from a working capital balance of $217,226 at December 31, 2004, largely due to $62,000 in promissory notes issued to two of our shareholders for working capital.

During the three months ended March 31, 2005, we used $63,509 through our operating activities.  Our investing activities used $1,047 for marketable securities purchases.  Our financing activities provided cash totaling $87,737 consisting of $45,000 from the sale of 90,000 shares of our common stock and $99,000 in proceeds from note payable issuances; less $19,263 paid for preferred stock dividends and $37,000 repaid against the notes payable.

Our business plan involves, in part, increasing the number of employees placed both on a temporary and permanent basis. Such increased placement is expected to result in increased profit to us, although it also results in increased short term cash needs. We have utilized net revenues, the proceeds from a number of private sales of our equity securities, the issuance of debt instruments to an officer and shareholders, the exercise of options, and our line of credit to meet our working capital requirements. We are reluctant to incur further debt and intend to rely upon net revenues and private sales of equity securities to meet our liquidity needs for the next 12 months.

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

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2005, the Company sold shares of its common stock as follows:  David Johnson (40,000 shares), Thomas Johnson (40,000 shares), and Bill Eddy (10,000 shares).  All such shares were sold at a price of $.50 per share pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933 (the “Act”), as amended.  The Company received gross proceeds of $45,000 and used the proceeds for working capital.

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

ITEM 4.          Submission of Matters to a Vote of Security Holders

None

ITEM 5.          Other Information

Market Information.  As of the date of this Form 10-QSB, there is no public trading market for the Company’s Common Stock.  The Company has engaged a broker/dealer, Burt Martin Arnold Securities, which has filed an application with the National Association of Securities Dealers, Inc. (NASD) to have its Common Stock traded in the Pink Sheets and the OTC Bulletin Board® (OTCBB) upon satisfaction of all disclosure and regulatory requirements, which include, among other things, completion of the review process with the NASD.  The Company’s stock will not be eligible to trade until all such requirements are met, and there can be no assurance when, if ever, trading will begin, although the Company is vigorously pursuing the fulfillment of these requirements.

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

In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated), including an affiliate, who beneficially owns “restricted securities” may not sell those securities until they have been beneficially owned for at least one year. Thereafter, the person would be entitled to sell within any three-month period a number of shares that does not exceed the greater of:

•  1% of the number of shares of common stock then outstanding (approximately 5,111,712 shares are outstanding as of March 31, 2005); or

•  the average weekly trading volume of the common stock during the four calendar weeks preceding the filing with the SEC of a notice on the SEC’s Form 144 with respect to such sale (shares of St. Joseph are not trading as of March 31, 2005).

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

Date: May 16, 2005