Form 10QSB
period 2005-06-30
ST JOSEPH INC
filed 2005-08-15
CIK 1177135

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number: 0-49936

                                St. Joseph, Inc.
                 (Name of small business issuer in its charter)

                Colorado                                        CH 47-0844532
    (State or other jurisdiction of                            (I.R.S. Employer
     incorporation or organization)                          Identification No.)

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

                          Outstanding at June 30, 2005
                                    5,336,712
                          $.001 par value common stock

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

================================================================================

                                ST. JOSEPH, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                          PART I--FINANCIAL INFORMATION

ITEM 1.  Financial Statements                                                  2

ITEM 2.  Management Discussion and Analysis or Plan of Operation               8

ITEM 3.  Controls and Procedures

                           PART II--OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                     9

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds           9

ITEM 3.  Defaults Upon Senior Securities                                       9

ITEM 4.  Submission of Matters to a Vote of Security Holders                   9

ITEM 5.  Other Information                                                     9

ITEM 6.  Exhibits and Reports on Form 8-K                                     10

                          PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                ST. JOSEPH, INC.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

                                      INDEX

Unaudited Condensed Consolidated Balance Sheet                                                          2

Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months ended
June 30, 2005 and 2004                                                                                  3

Unaudited Condensed Consolidated Statement of Changes in Shareholders' Equity                           4

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2005
and 2004                                                                                                5

Notes to Unaudited Condensed Consolidated Financial Statements                                          6

                                ST. JOSEPH, INC.
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                  June 30, 2005

                                     Assets
Current assets:
    Cash ................................................................      $     1,149
    Marketable securities ...............................................           15,651
    Employee advances ...................................................            2,000
    Accounts receivable .................................................          221,377
                                                                               -----------
                  Total current assets ..................................          240,177

Property and equipment, net .............................................           33,496
Deposit .................................................................            1,230
Goodwill ................................................................          306,149
                                                                               -----------

                                                                               $   581,052
                                                                               ===========

                      Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable ....................................................      $   148,723
    Accrued liabilities .................................................           31,527
    Line of credit (Note 3) .............................................          150,000
    Notes payable:
       Related parties (Note 2) .........................................          133,000
       Other (Note 4) ...................................................           12,000
                                                                               -----------
                  Total current liabilities .............................          475,250
                                                                               -----------

Shareholders' equity (Note 5):
    Preferred stock, $.001 par value, $3.00 face value; 25,000,000 shares
       authorized, 386,208 shares issued and outstanding ................              386
    Common stock, $.001 par value; 100,000,000 shares authorized,
       5,336,712 shares issued and outstanding ..........................            5,337
    Additional paid-in capital ..........................................        1,071,497
    Retained deficit ....................................................         (972,710)
    Other comprehensive income ..........................................            1,292
                                                                               -----------

                  Total shareholders' equity ............................          105,802
                                                                               -----------

                                                                               $   581,052
                                                                               ===========

     See accompanying notes to condensed consolidated financial statements

                                ST. JOSEPH, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended                   Six Months Ended
                                                            June 30,                           June 30,
                                                 -----------------------------       -----------------------------
                                                    2005              2004              2005              2004
                                                 -----------       -----------       -----------       -----------
Service revenues, net .....................      $   466,748       $   402,462       $   877,201       $   849,221
Direct costs of services ..................          351,060           282,761           667,488           589,967
                                                 -----------       -----------       -----------       -----------
                   Gross profit ...........          115,688           119,701           209,713           259,254

Selling, general and administrative .......          153,569           129,950           324,867           276,072
Depreciation ..............................            4,020             3,770             9,480            10,203
Stock-based compensation ..................               --                --                --           242,800
                                                 -----------       -----------       -----------       -----------
                   Loss from operations ...          (41,901)          (14,019)         (124,634)         (269,821)

Non-operating income:
    Interest income .......................                3               107                 6               312
    Realized loss on marketable securities                --                --             2,535                --
Interest expense ..........................           (7,394)           (5,862)          (13,631)          (11,381)
                                                 -----------       -----------       -----------       -----------
                   Loss before income taxes          (49,292)          (19,774)         (135,724)         (280,890)

Income tax provision (Note 6) .............               --                --                --                --
                                                 -----------       -----------       -----------       -----------

                   Net loss ...............          (49,292)          (19,774)         (135,724)         (280,890)

Preferred stock dividend requirements .....          (19,552)          (19,552)          (39,104)          (39,196)
                                                 -----------       -----------       -----------       -----------

Loss applicable to common stock ...........      $   (68,844)      $   (39,326)      $  (174,828)      $  (320,086)
                                                 ===========       ===========       ===========       ===========

Basic and diluted loss per common share ...      $     (0.01)      $     (0.01)      $     (0.03)      $     (0.07)
                                                 ===========       ===========       ===========       ===========

Weighted average common
    shares outstanding ....................        5,271,712         4,631,712         5,131,712         4,600,045
                                                 ===========       ===========       ===========       ===========

     See accompanying notes to condensed consolidated financial statements

                                ST. JOSEPH, INC.
       Condensed Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                                                               Other
                                                                                                           Comprehensive
                                                                                                              Income
                                                                                                            ----------
                                     Preferred Stock          Common Stock       Additional                 Unrealized
                                  --------------------   ---------------------     Paid-in     Retained     Investment
                                    Shares   Par Value     Shares    Par Value     Capital      Deficit        Gains        Total
                                  ---------  ---------   ----------  ---------   ----------   ----------    ----------   ----------
Balance, January 1, 2005 .......    386,208   $    386    5,021,712   $  5,022   $  924,312   $ (797,882)   $    1,292   $  133,130

Sale of common stock at $.50 per
    share (Note 5) .............         --         --      290,000        290      144,710           --            --      145,000
Exercised common stock options
    (Note 5) ...................         --         --       25,000         25        2,475           --            --        2,500
Preferred stock dividends ......         --         --           --         --           --      (39,104)           --      (39,104)
Comprehensive income (loss):
    Net loss ...................         --         --           --         --           --     (135,724)           --     (135,724)
                                                                                                                         ----------
Comprehensive income (loss) ....         --         --           --         --           --           --            --     (135,724)
                                  ---------   --------   ----------   --------   ----------   ----------    ----------   ----------

Balance, June 30, 2005 .........    386,208   $    386    5,336,712   $  5,337   $1,071,497   $ (972,710)   $    1,292   $  105,802
                                  =========   ========   ==========   ========   ==========   ==========    ==========   ==========

     See accompanying notes to condensed consolidated financial statements

                                ST. JOSEPH, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           Six Months Ended
                                                                               June 30,
                                                                     -----------------------------
                                                                        2005              2004
                                                                     -----------       -----------
                      Net cash used in
                         operating activities ...............        $  (170,055)      $   (30,191)
                                                                     -----------       -----------

Cash flows from investing activities:
    Purhcase marketable securities ..........................             (1,047)               --
    Payment to acquire subsidiary ...........................                 --           (80,000)
                                                                     -----------       -----------
                      Net cash used in
                         investing activities ...............             (1,047)          (80,000)
                                                                     -----------       -----------

Cash flows from financing activities:
    Proceeds from officers' notes payable (Note 2) ..........             37,000                --
    Principal payment on officer's note payable (Note 2) ....            (37,000)               --
    Principal payment on shareholders' notes payable (Note 2)            (77,000)          (15,000)
    Proceeds from shareholders' notes payable (Note 2) ......            114,000                --
    Proceeds from note payable (Note 4) .....................             12,000                --
    Payments for preferred stock dividends (Note 5) .........            (39,104)          (39,196)
    Proceeds from the sale of common stock (Note 5) .........            145,000            70,000
    Proceeds from exercised common stock options (Note 5) ...              2,500                --
                                                                     -----------       -----------
                      Net cash provided by (used in)
                         financing activities ...............            157,396            15,804
                                                                     -----------       -----------

                         Net change in cash .................            (13,706)          (94,387)

Cash, beginning of period ...................................             14,855           194,519
                                                                     -----------       -----------

Cash, end of period .........................................        $     1,149       $   100,132
                                                                     ===========       ===========

Supplemental disclosure of cash flow information:
    Income taxes ............................................        $        --       $        --
                                                                     ===========       ===========
    Interest ................................................        $    13,631       $     6,506
                                                                     ===========       ===========

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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

(2)   Related Party Transactions

During December 2003, an officer advanced the Company $195,000 for working capital in exchange for a promissory note. As of December 31, 2004, the Company owed the officer $96,000 on the note. The note carries a ten percent interest rate, payable quarterly, and matures on June 16, 2006. During the six months ended June 30, 2005, the officer advanced the Company an additional $37,000, which the Company repaid prior to June 30, 2005. As of June 30, 2005, the Company owed $96,000 in principal and $-0- in accrued interest on the note.

During March 2005, a shareholder advanced the Company $37,000 for working capital in exchange for a promissory note. The Company repaid the note prior to June 30, 2005.

During March 2005, a shareholder advanced the Company $40,000 for working capital in exchange for a promissory note. The Company repaid the note and $250 of interest prior to June 30, 2005. The same shareholder loaned the Company an additional $25,000 during on June 10, 2005. The Company subsequently repaid the note and $200 of interest on July 26, 2005.

During June 2005, an employee advanced the Company $12,000 for working capital in exchange for a promissory note. The note carries no interest rate and matures on July 15, 2005.

(3)   Line of Credit

The Company has a $150,000 line of credit and the entire balance was unpaid and outstanding at June 30, 2005. The interest rate on the credit line was seven percent at June 30, 2005. Interest payments are due monthly. The line matures on August 30, 2005.

(4)   Note Payable

On June 9, 2005, the Company received proceeds of $12,000 in exchange for a promissory note from a financial institution. The note carries a 7.5% interest rate, matures on July 10, 2005, and is collateralized by the Company's accounts receivable and property. The Company subsequently repaid in the note in July 2005.

                                ST. JOSEPH, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(5)   Shareholders' Equity

Preferred Stock

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. In December 2003, the Company issued 386,208 shares of convertible preferred stock that remain outstanding at June 30, 2005. Each share of preferred stock is convertible to one share of common stock and has a yield of 6.75 percent dividend per annum, which is paid quarterly on a calendar basis for a period of 5 years. The Company paid $39,104 in preferred stock dividends during the six months ended June 30, 2005.

Common Stock

During the six months ended June 30, 2005, the Company sold 290,000 shares of its common stock at $.50 per share pursuant to the exemptions afforded by
Section 4(2) of the Securities Act of 1933 (the "Act"), as amended. The Company received gross proceeds of $145,000.

Common Stock Options

The following schedule summarizes the changes in the Company's stock options for the six months ended June 30, 2005:

                                      Options Outstanding and Exercisable      Weighted Average
                                    --------------------------------------     ----------------
                                       Number of           Exercise Price       Exercise Price
                                        Shares               Per Share            Per Share
                                    ----------------      ----------------     ----------------
Balance at December 31, 2004               2,625,000      $           0.10     $           0.10
   Options granted .........                      --                   N/A                  N/A
   Options exercised .......                 (25,000)     $           0.10     $           0.10
   Options expired .........                      --                   N/A                  N/A
                                    ----------------      ----------------     ----------------

Balance at June 30, 2005 ...               2,600,000      $           0.10     $           0.10
                                    ================

(6)   Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

(7)   Concentration of Credit Risk

The Company conducts a significant portion of its operations with one customer. During the six months ended June 30, 2005, approximately 60% of the Company's service revenues were conducted with one customer.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations:

Service revenues increased by 8% from $849,221 for the six months ended June 30, 2004 to $877,201 for the six months ended June 30, 2005. However, our gross profit percentage decreased to 24% for six months ended June 30, 2005, as compared to 30% for the six months ended June 30, 2004. The increase in revenues and drop in gross profit was a result of hiring three additional contractors as compared to the same periond in 2004 (increasing revenues), and profits decreased due to hiring two additional sales people in the corporate office as well as the continued expenses associated with its public reporting obligations.

Our loss of $135,724 for the six months ended June 30, 2005, was an improvement over our $280,890 loss incurred for the six months ended June 30, 2004, largely due to $242,800 of stock-based compensation incurred in 2004 related to the issuance of common stock options.

Liquidity and Financial Resources:

We had a working capital deficit of $235,073 at June 30, 2005. Our working capital decreased from a working capital deficit of $217,226 at December 31, 2004, largely due to $25,000 and $12,000 promissory notes issued to a shareholder and an employee, respectively, for working capital.

During the six months ended June 30, 2005, we used $170,055 through our operating activities. Our investing activities used $1,047 for marketable securities purchases. Our financing activities provided cash totaling $157,396 consisting of $145,000 from the sale of 290,000 shares of our common stock and $163,000 in proceeds from note payable issuances and $2,500 from the exercise of stock options; less $39,104 paid for preferred stock dividends and 114,000 repaid against the notes payable.

Our business plan involves, in part, increasing the number of employees placed both on a temporary and permanent basis. Such increased placement is expected to result in increased profit to us, although it also results in increased short term cash needs. We have utilized net revenues, the proceeds from a number of private sales of our equity securities, the issuance of debt instruments, the exercise of options, and our line of credit to meet our working capital requirements. We are reluctant to incur further debt and intend to rely upon net revenues and private sales of equity securities to meet our liquidity needs for the next 12 months.

                          PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings We have no pending legal proceedings.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2005, the Company sold 200,000 shares of its common stock to several existing shareholders. All such shares were sold at a price of $.50 per share pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933 (the "Act"), as amended. The Company received gross proceeds of $100,000 and used the proceeds for working capital.

Each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of the exemptions provided under section 4(2) was available because:

      o The transfer or issuance did not involve underwriters, underwriting discounts or commissions;

      o A restriction on transfer legend was placed on all certificates issued;

      o The distributions did not involve general solicitation or advertising; and,

      o The distribution was made only to insiders, accredited investors or investors who were sophisticated enough to evaluate the risks of the investment. The shareholder was given access to all information about our business and the opportunity to ask questions and receive answers about our business from our management prior to making any investment decision.

ITEM 3. Defaults Upon Senior Securities

We incurred no defaults upon senior securities during this reporting period.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None.

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

31.1 Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 2005. On August 10, 2005, the Registrant reported that its common stock began trading Monday, August 8, 2005 on the OTC Bulletin Board under the symbol "STJO." The Form 8-K was accompanied by a press release.

----------
* Incorporated by reference to a previously filed exhibit or report.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

St. Joseph, Inc.
 (Registrant)


           /s/  John H. Simmons
--------------------------------------------
John H. Simmons
President

Date: August 15, 2005