Form 10QSB
period 2005-09-30
ST JOSEPH INC
filed 2005-11-14
CIK 1177135

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

      Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

                        Outstanding at September 30, 2005
                                    5,744,712
                          $.001 par value common stock

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

                          PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                ST. JOSEPH, INC.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

                                      INDEX

Unaudited Condensed Consolidated Balance Sheet                                                 2

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months
ended September 30, 2005 and 2004                                                              3

Unaudited Condensed Consolidated Statement of Changes in Shareholders' Equity                  4

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended
September 30, 2005 and 2004                                                                    5

Notes to Unaudited Condensed Consolidated Financial Statements                                 6

                                ST. JOSEPH, INC.
                      Condensed Consolidated Balance Sheet
                                  (Unaudited)

                               September 30, 2005

                                     Assets
Current assets:
    Cash                                                                       $      145,326
    Marketable securities                                                              15,651
    Employee advances                                                                     549
    Accounts receivable                                                               173,943
                                                                               --------------
                  Total current assets                                                335,469

Property and equipment, net                                                            32,092
Deposit                                                                                 1,230
Goodwill                                                                              306,149
                                                                               --------------

                                                                               $      674,940
                                                                               ==============

                      Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                                                           $      120,772
    Accrued liabilities                                                                23,394
    Line of credit (Note 3)                                                           200,000
    Notes payable:
       Related parties (Note 2)                                                        96,000
       Other (Note 4)                                                                  12,300
                                                                               --------------
                  Total current liabilities                                           452,466
                                                                               --------------

Shareholders' equity (Note 5):
    Preferred stock, $.001 par value, $3.00 face value; 25,000,000 shares
       authorized, 386,208 shares issued and outstanding                                  386
    Common stock, $.001 par value; 100,000,000 shares authorized,
       5,744,712 shares issued and outstanding                                          5,745
    Additional paid-in capital                                                      1,275,089
    Retained deficit                                                               (1,060,038)
    Other comprehensive income                                                          1,292
                                                                               --------------

                  Total shareholders' equity                                          222,474
                                                                               --------------

                                                                               $      674,940
                                                                               ==============

     See accompanying notes to condensed consolidated financial statements

                                ST. JOSEPH, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                 ------------------------------      ------------------------------
                                                     2005              2004              2005              2004
                                                 ------------      ------------      ------------      ------------
Service revenues, net                            $    493,927      $    349,173      $  1,371,128      $  1,198,394
Direct costs of services                              426,782           264,092         1,094,270           854,059
                                                 ------------      ------------      ------------      ------------
                   Gross profit                        67,145            85,081           276,858           344,335

Selling, general and administrative                   126,470           136,210           451,337           412,282
Depreciation                                            1,519             3,762            10,999            13,965
Stock-based compensation                                   --                --                --           242,800
                                                 ------------      ------------      ------------      ------------
                   Loss from operations               (60,844)          (54,891)         (185,478)         (324,712)

Non-operating income:
    Interest income                                         1                20                 7               332
    Realized loss on marketable securities                 --                --             2,535           (17,710)
Interest expense                                       (6,933)           (6,329)          (20,564)               --
                                                 ------------      ------------      ------------      ------------
                   Loss before income taxes           (67,776)          (61,200)         (203,500)         (342,090)

Income tax provision (Note 6)                              --                --                --                --
                                                 ------------      ------------      ------------      ------------

                   Net loss                           (67,776)          (61,200)         (203,500)         (342,090)

Preferred stock dividend requirements                 (19,552)          (19,552)          (58,656)          (58,748)
                                                 ------------      ------------      ------------      ------------

Loss applicable to common stock                  $    (87,328)     $    (80,752)     $   (262,156)     $   (400,838)
                                                 ============      ============      ============      ============

Basic and diluted loss per common share          $      (0.02)     $      (0.02)     $      (0.05)     $      (0.09)
                                                 ============      ============      ============      ============

Weighted average common
    shares outstanding                              5,507,379         4,665,045         5,204,690         4,621,712
                                                 ============      ============      ============      ============

     See accompanying notes to condensed consolidated financial statements

                                ST. JOSEPH, INC.
      Condensed Consolidated Statement of Changes in Shareholders' Equity
                                  (Unaudited)

                                                  Preferred Stock                        Common Stock                  Additional
                                        ----------------------------------    ----------------------------------         Paid-in
                                             Shares           Par Value            Shares           Par Value            Capital
                                        ---------------    ---------------    ---------------    ---------------    ---------------
Balance, January 1, 2005                        386,208    $           386          5,021,712    $         5,022    $       924,312

Sale of common stock at $.50 per
    share (Note 5)                                   --                 --            698,000                698            348,302
Exercised common stock options
    (Note 5)                                         --                 --             25,000                 25              2,475
Preferred stock dividends                            --                 --                 --                 --                 --
Comprehensive income (loss):
    Net loss                                         --                 --                 --                 --                 --

Comprehensive income (loss)                          --                 --                 --                 --                 --
                                        ---------------    ---------------    ---------------    ---------------    ---------------

Balance, September 30, 2005                     386,208    $           386          5,744,712    $         5,745    $     1,275,089
                                        ===============    ===============    ===============    ===============    ===============

                                                                 Other
                                                             Comprehensive
                                                                 Income
                                                            ---------------
                                                              Unrealized
                                           Retained           Investment
                                            Deficit              Gains              Total
                                        ---------------     ---------------    ---------------
Balance, January 1, 2005                $      (797,882)    $         1,292    $       133,130

Sale of common stock at $.50 per
    share (Note 5)                                   --                  --            349,000
Exercised common stock options
    (Note 5)                                         --                  --              2,500
Preferred stock dividends                       (58,656)                 --            (58,656)
Comprehensive income (loss):
    Net loss                                   (203,500)                 --           (203,500)
                                                                               ---------------
Comprehensive income (loss)                          --                  --           (203,500)
                                        ---------------     ---------------    ---------------

Balance, September 30, 2005             $    (1,060,038)    $         1,292    $       222,474
                                        ===============     ===============    ===============

     See accompanying notes to condensed consolidated financial statements

                                ST. JOSEPH, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                           Nine Months Ended
                                                                              September 30,
                                                                     ------------------------------
                                                                         2005              2004
                                                                     ------------      ------------
                      Net cash used in
                         operating activities                        $   (223,626)     $    (30,186)
                                                                     ------------      ------------

Cash flows from investing activities:
    Purhcase marketable securities                                         (1,047)               --
    Payment to acquire subsidiary                                              --           (80,000)
                                                                     ------------      ------------
                      Net cash used in
                         investing activities                              (1,047)          (80,000)
                                                                     ------------      ------------

Cash flows from financing activities:
    Proceeds from line of credit (Note 3)                                  50,000                --
    Proceeds from officers' notes payable (Note 2)                         37,500                --
    Principal payment on officer's note payable (Note 2)                  (37,500)               --
    Principal payment on shareholders' notes payable (Note 2)            (105,000)          (99,000)
    Proceeds from shareholders' notes payable (Note 2)                    105,300                --
    Proceeds from note payable (Note 4)                                    12,000                --
    Payments for preferred stock dividends (Note 5)                       (58,656)          (58,459)
    Proceeds from the sale of common stock (Note 5)                       349,000           120,000
    Proceeds from exercised common stock options (Note 5)                   2,500                --
                                                                     ------------      ------------
                      Net cash provided by (used in)
                         financing activities                             355,144           (37,459)
                                                                     ------------      ------------

                         Net change in cash                               130,471          (147,645)

Cash, beginning of period                                                  14,855           194,519
                                                                     ------------      ------------

Cash, end of period                                                  $    145,326      $     46,874
                                                                     ============      ============

Supplemental disclosure of cash flow information:
    Income taxes                                                     $         --      $         --
                                                                     ============      ============
    Interest                                                         $     20,564      $     14,318
                                                                     ============      ============

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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments), which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

(2)   Related Party Transactions

During December 2003, an officer advanced the Company $195,000 for working capital in exchange for a promissory note. As of December 31, 2004, the Company owed the officer $96,000 on the note. The note carries a ten percent interest rate, payable quarterly, and matures on June 16, 2006. During the nine months ended September 30, 2005, the officer advanced the Company an additional $37,500, which the Company repaid prior to September 30, 2005. As of June 30, 2005, the Company owed $96,000 in principal and $-0- in accrued interest on the note. Interest expense on the note totaled $7,200 for the nine months ended September 30, 2005.

During March 2005, a shareholder advanced the Company $37,000 for working capital in exchange for a promissory note. The Company repaid the note prior to September 30, 2005.

During March 2005, a shareholder advanced the Company $40,000 for working capital in exchange for a promissory note. The Company repaid the note and $250 of interest prior to September 30, 2005. The same shareholder loaned the Company an additional $25,000 on June 10, 2005. The Company subsequently repaid the note and $200 of interest on July 26, 2005.

During August 2005, a shareholder advanced the Company $25,000 for working capital in exchange for a promissory note. The Company repaid the note and $300 of interest prior to September 30, 2005.

During June 2005, an employee advanced the Company $12,000 for working capital in exchange for a promissory note. The note carries no interest rate and matures on demand.

During August 2005, an employee advanced the Company $3,500 for working capital in exchange for a promissory note. The Company repaid the note prior to September 30, 2005.

(3)   Line of Credit

The Company has a $200,000 line of credit and the entire balance was unpaid and outstanding at September 30, 2005. The interest rate on the credit line was 8.25% at September 30, 2005. Interest payments are due monthly. The line matures on August 1, 2006.

                                ST. JOSEPH, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(4)   Note Payable

On June 9, 2005, the Company received proceeds of $12,000 in exchange for a promissory note from a financial institution. The note carried a 7.5% interest rate, matured on July 10, 2005, and was collateralized by the Company's accounts receivable and property. The Company repaid in the note during July 2005.

(5)   Shareholders' Equity

Preferred Stock

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. In December 2003, the Company issued 386,208 shares of convertible preferred stock that remain outstanding at September 30, 2005. Each share of preferred stock is convertible to one share of common stock and has a yield of 6.75 percent dividend per annum, which is paid quarterly on a calendar basis for a period of 5 years. The Company paid $58,656 in preferred stock dividends during the nine months ended September 30, 2005.

Common Stock

During the nine months ended September 30, 2005, the Company sold 698,000 shares of its common stock at $.50 per share pursuant to the exemptions afforded by
Section 4(2) of the Securities Act of 1933 (the "Act"), as amended. The Company received gross proceeds of $349,000.

Common Stock Options

The following schedule summarizes the changes in the Company's stock options for the nine months ended September 30, 2005:

                                         Options Outstanding and Exercisable
                                         -----------------------------------    Weighted Average
                                            Number of         Exercise Price     Exercise Price
                                             Shares              Per Share          Per Share
                                         --------------       --------------     --------------
Balance at December 31, 2004                  2,625,000       $         0.10     $         0.10
   Options granted                                   --                  N/A                N/A
   Options exercised                            (25,000)      $         0.10     $         0.10
   Options expired                                   --                  N/A                N/A
                                         --------------       --------------     --------------

Balance at September 30, 2005                 2,600,000       $         0.10     $         0.10
                                         ==============

(6)   Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

(7)   Concentration of Credit Risk

The Company conducts a significant portion of its operations with one customer. During the nine months ended September 30, 2005, approximately 60% of the Company's service revenues were conducted with one customer.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations:

Service revenues increased by 14% from $1,198,394 for the nine months ended September 30, 2004 to $1,371,128 for the nine months ended September 30, 2005. However, our gross profit percentage decreased to 20% for nine months ended September 30, 2005, as compared to 29% for the nine months ended September 30, 2004. The increase in revenues and drop in gross profit was a result of hiring three additional contractors as compared to the same period in 2004 (increasing revenues), and profits decreased due to hiring two additional sales people in the corporate office as well as the continued expenses associated with its public reporting obligations.

Our loss of $203,500 for the nine months ended September 30, 2005, was an improvement over our $342,090 loss incurred for the nine months ended September 30, 2004, largely due to $242,800 of stock-based compensation incurred in 2004 related to the issuance of common stock options.

Liquidity and Financial Resources:

We had a working capital deficit of $116,997 at September 30, 2005. Our working capital decreased from a working capital deficit of $217,226 at December 31, 2004, largely due to cash proceeds of $349,000 obtained from the sale of 698,000 shares of our common stock.

During the nine months ended September 30, 2005, we used $173,626 through our operating activities. Our investing activities used $1,047 for marketable securities purchases. Our financing activities provided cash totaling $305,144 consisting of $349,000 from the sale of 698,000 shares of our common stock, $50,000 from our line of credit, $154,800 in proceeds from note payable issuances and $2,500 from the exercise of stock options; less $58,656 paid for preferred stock dividends and 143,000 repaid against the notes payable.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2005, the Company sold 394,000 shares of its common stock to several existing shareholders. All such shares were sold at a price of $.50 per share pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933 (the "Act"), as amended. The Company received gross proceeds of $197,000 and used the proceeds for working capital.

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

On September 15, the Registrant announced the expansion of its business by entering into a marketing agreement with Corporate Resource Services, Inc. The Form 8-K was accompanied by a press release.

On September 28, 2005, the Registrant announced its entry into the medical staffing business with the formation of Staf*Med Global, a Texas Corporation. The Form 8-K was accompanied by a press release.

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

Date: November 14, 2005