Form 10KSB
period 2005-12-31
ST JOSEPH INC
filed 2006-03-31
CIK 1177135

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-KSB


|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

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

                Yes    |X|                        No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Issuer's revenues for its most recent fiscal year: $2,039,255

Aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the following date specified within the past 60 days (March 27, 2006): $1,716,826

Number of shares of common stock, $.001 par value, outstanding on March 15, 2006 was 6,206,712.

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format:  Yes   |_|     No   |X|

                                St. Joseph, Inc.

                                   FORM 10-KSB

                                     PART I

ITEM  1. DESCRIPTION OF BUSINESS

Business

Recent Developments: Going Concern and Liquidity Problems

      Our auditors have included an explanatory paragraph in their audit opinion and a related disclosure in Footnote 1 with respect to our consolidated financial statements at December 31, 2005. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with lenders, customers and suppliers and have an adverse effect on our ability to obtain financing.

      We believe our existing financing arrangements and estimated operating cash flows will not be sufficient to fund our operations and working capital needs for the next twelve months and there can be no assurance that we will be able to fund our existing capital needs by securing additional funding. We will have to obtain funds to meet our cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or we may be required to curtail our operations or seek a merger partner. Any of the foregoing may be on terms that are unfavorable to us or disadvantageous to existing stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances.

      See "Risk Factors," "Management's Discussion and Analysis Condition and Results of Operations," and Footnote 1 to the Financial Statements.

(a) Business Background

St. Joseph conducts all of its business through its wholly-owned subsidiaries, Staf*Tek Services, Inc. and Staf*Med Global, Inc.

(b) Acquisition of Staf*Tek Services, Inc.

Staf*Tek was organized as an Oklahoma corporation on January 2, 1997. The purchase of Staf*Tek by the Company took place on December 2, 2003 and the acquisition closed on January 2, 2004 at which time Staf*Tek became a wholly owned subsidiary of St. Joseph.

Pursuant to the terms of the Agreement, the Company acquired 100 percent of the issued and outstanding shares of Staf*Tek's common stock in exchange for (1) 380,500 shares of the Company's $.001 par value convertible preferred stock; (2) 219,500 shares of the Company's $.001 par value common stock; and (3) $200,000 in cash. The Company's convertible preferred stock has a face value of $3.00 per share with a yield of 6.75 percent dividend per annum, which will be paid quarterly on a calendar basis for a period of five (5) years. The Company paid $78,299 in preferred stock dividends during the year ended December 31, 2005. Dividends unpaid as of December 31, 2005 totaled $0. The convertible preferred stock may be converted to the Company's common stock at the rate of one share of convertible preferred stock for one share of common stock at any time by the shareholder. The convertible preferred stock can be called for redemption by the Company no sooner than two (2) years after the date of issuance, and only if the Company's common stock is trading on a recognized United States stock exchange for a period of no less than thirty consecutive trading days at a market value of $5.00 or more per share. However, as of this date, the stock has not traded at that amount.

As of December 31, 2005, the Company had paid the $200,000 cash, which was owed under the terms of the Agreement.

(c) Business of Staf*Tek Services, Inc.

Staf*Tek, a wholly-owned subsidiary of the Company, specializes in the recruiting and placement of professional technical personnel on a temporary and permanent basis. Staf*Tek provides Information Technology employees in areas ranging from multiple platform systems integration to end-user support, including specialists in programming, networking, systems integration, database design and help desk support. Staf*Tek's candidate databases concerning Information Technology (IT) experience, skills, and performance are continually being updated regarding new referrals and existing candidates. Staf*Tek's contract services are performed by a nucleus of both permanent and temporary professionals. Staf*Tek responds to a broad range of assignments from technical one-person assignments to major projects including, but not limited to:
Internet/Intranet Development, Desktop Applications Development, Project Management and Completion, Enterprise Systems Development, SAP Implementation and Legacy MainFrame Projects. Staf*Tek also provides computer training, online assessments and certification at its web-site www.staftek.com through Get Smart Online. The Get Smart Online technology provides anyone with internet access the opportunity to get tested and certified in over fifty (50) Information Technology skill sets.

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

As of December 31, 2005, Staf*Tek employed 32 professional service associates which are presently on assignment with eight(8) clients: MCI, Modus, Comsys, Dentsply, McCleod, SAI, Sequoyah Technologies and SUNOCO, Inc. While Staf*Tek has several clients, it is primarily dependant on its one large client, MCI. In the past 12 months, MCI accounted for approximately 46% of Staf*Tek's total revenues. The loss of this client or in the event that there is a decrease in business could have a material adverse effect on Staf*Tek's business. (See Risk Factor "MCI is Staf*Tek's largest client".)

Staf*Tek is primarily a regional professional service firm that provides experienced and highly qualified information technology personnel who can demonstrate diversity, and flexibility in the work force. Staf*Tek has determined that its market is primarily in the Tulsa, Oklahoma area. To help reach our goals and continue the Company's expansion, the Company hired John Blackmon on June 14, 2004 and Karen Williams on August 16, 2004.

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

Before joining Staf*Tek Karen Williams was an IT Manager of Application Development at two major telecommunications companies. Karen has 15+ years working in the IT arena and has both a technical and management background which allows her to effectively work with IT management in recognizing and solving their staffing needs. Karen brings valuable knowledge to Staf*Tek from her previous experience in the retail, petroleum, and software development industries.

(d) Business of Staf*Med Global, Inc.

Staf*Med Global, Inc., a Texas corporation, was formed on September 8, 2005 as a wholly-owned subsidiary of St. Joseph. Staf*Med Global was created to service the staffing needs of the rapidly growing healthcare industry with the same values of Staf*Tek Services, Inc. Staf*Med offers opportunities and services to virtually every sector of the healthcare industry. As of March 29, 2006, Staf*Med is still in the process of acquiring a database of qualified staff and has not yet received any income from operations.

Staf*Tek and Staf*Med currently utilize one office located in Tulsa, Oklahoma. However, as the business begins to develop, it proposes to open an office in Dallas, Texas within the next 12 months.

Supply of Professionals

Concurrent with the growth in the demand for outsourced services, Staf*Tek and Staf*Med are of the belief, based on discussions with their associates, that the number of professionals seeking work on a project and non-project basis has increased due to a desire for:

* More flexible hours and work arrangements, coupled with competitive wages and benefits; and

* Challenging engagements that advance their careers, develop their skills and add to their experience.

* The Company maintains its own database of approximately 20,000 trained independent contract professionals. Once a professional is placed, he or she either becomes an employee of the Company or the client's employee.

Marketing and Recruiting

The Company markets its temporary and permanent staffing services to business clients as well as employment candidates. Marketing and recruiting directed to business clients and employment candidates consists primarily of yellow pages advertisements, classified advertisements, websites, trade shows and website promotion on the Internet.

St. Joseph and its subsidiaries own several trademarks, service marks and trade names, including the getsmartonline.com, staftek.com, stafmed.com, confidentialsearch.com and stjosephinc.com.

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

ITEM  2. DESCRIPTION OF PROPERTY

St. Joseph leases approximately 3400 square feet of office space from a non-affiliated third party at 4870 South Lewis, Suite 250, Tulsa, OK 74105 and requires monthly lease payments of $3,870.

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

                                     PART II

ITEM  5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the OTC Bulletin Board under the symbol STJO.OB.

Prices for our stock were approved for quotation on the OTC Bulletin Board on August 8, 2005. The following table shows the high and low bid information for our common stock for each quarter during which prices for our common stock has been quoted.

         QUARTER                                            LOW BID     HIGH BID

Quarter ending December 31, 2005                            $   2.80    $   3.00
Quarter ending September 30, 2005                           $   3.15    $   3.15
Quarter ending June 30, 2005                                $     --    $     --
Quarter ending March 31, 2005                               $     --    $     --

The above information was obtained from the NASD. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

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

In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated), including an affiliate, who beneficially owns "restricted securities" may not sell those securities until they have been beneficially owned for at least one year. Thereafter, the person would be entitled to sell within any three-month period a number of shares that does not exceed the greater of:

o 1% of the number of shares of common stock then outstanding (approximately 5,830,712 shares are outstanding as of December 31, 2005); or

o the average weekly trading volume of the common stock during the four calendar weeks preceding the filing with the SEC of a notice on the SEC's Form 144 with respect to such sale.

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

The authorized capital of the Company is One Hundred Million (100,000,000) common shares with a par value of $0.001 per share. As of December 31, 2005, there are 5,830,712 common shares issued and outstanding.

The Company has not agreed to register any shares of Common Stock under the Securities Act of 1933, as amended, for sale by security holders. None of the holders of the Company's common shares have any right to require the Company to register its common shares pursuant to the Securities Act of 1933.

There are 2,500,000 outstanding options or warrants to purchase shares, and 386,208 securities convertible into, shares of the Company's Common Stock. The options may be converted into common shares at an exercise price of $0.10 per share and the preferred shares may be converted into common shares on a one for one basis.

As of December 31, 2005, the number of holders of record was approximately 155.

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

In December of 2005, the 100,000 shares of common stock options were exercised by Gerald McIlhargey at a price of $0.10 per share.

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

General / Plan of Operation:

      The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements, and the development of operational solutions to achieve and maintain profitable operations. Management plans to finance the operating and capital requirements of the Company through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements. Amounts raised will be used for working capital purposes, to further develop the Company's services, and to provide financing for marketing and promotion of the Company's business. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

      These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence. (See "Risk Factors" and "Financial Statements Footnote 1.")

For the year ended December 31, 2005, St. Joseph, Inc. had generated revenues of $2,039,255, which is up from $1,557,984 for the year ended December 31, 2004. The increase is primarily due to Staf*Tek expanding its potential client base and the addition of a more aggressive sales campaign. For the year ending December 31, 2005, Staf*Tek's total service revenues increased by $481,271 to $2,039,255, as compared to $1,557,984 for December 31, 2004.

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

In 2004, Staf*Tek added two sales personnel and two marketing specialists in an effort to grow the Company's business. The focus of the newly hired personnel has been to re-establishing relationships with clients that have been inactive since the passing of Mr. Alan Bell, its former President and CEO, in 2001. Mr. Bell was an integral part of Staf*Tek's operation and his death had a material detrimental effect on Staf*Tek and its revenues. In 2005 an additional sales person was added in the Dallas/Ft. Worth area to expand into new markets.

Results of Operations:

As a direct result of our acquisition of Staf*Tek, there was a substantial increase our revenues and gross profit for the year ended December 31, 2005 as compared to the year ended December 31, 2004. Our wholly owned subsidiary, Staf*Tek, generated approximately $2,039,000 in net service revenues and gross profits of approximately $516,744 for the year ended December 31, 2005.

Our loss of approximately $325,741 for the year ended December 31, 2005, was primarily caused by the increases in payroll, interest expense, the cost of being public, increases in all types of corporate insurance and the diversification into additional aspects of the staffing industry. We also incurred preferred stock dividends, which increased the loss applicable to common stockholders by $78,206.

Liquidity and Financial Resources:

We had a working capital deficit of $201,100 at December 31, 2005. Our working capital improved from a working capital deficit of $217,226 at December 31, 2004 largely due to a $171,637 increase in our accounts receivable balance, offset by a $140,050 increase in our accounts payable balance.

During the year ended December 31, 2005, we used $294,707 through our operating activities. Our investing activities provided $2,480 through the sale of marketable securities. Our financing activities provided cash totaling $338,128 consisting of $342,000 from the sale of 684,000 shares of our common stock, $12,500 from exercised common stock options, $50,000 from our line of credit and $381,400 in proceeds from the issuance of promissory notes; less $78,206 paid for preferred stock dividends and $369,566 repaid against the promissory notes.

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

Our business plan involves, in part, increasing the number of employees placed both on a temporary and permanent basis. Such increased placement is expected to result in increased profit to us, although it also results in increased short term cash needs. We have utilized net revenues, the proceeds from a number of private sales of our equity securities, the exercise of options, the issuance of promissory notes and our line of credit to meet our working capital equirements. We are reluctant to incur further debt and intend to rely upon net revenues and private sales of equity securities, as well as occasional short term loans from individuals, to meet our liquidity needs for the next 12 months.

During 2006, we expect to grow our revenues without significant increases in our selling, general and administrative expenses, which we expect will have a positive effect on our financial statements as compared to 2005. Our liquidity and capital resources, as well as business prospects, are all subject to the risks disclosed below, among others.

                                  RISK FACTORS

The Company's business prospects are subject to various risks and uncertainties that impact its business. The most important of these risks and uncertainties are as follows:

1. Ability to Continue as a Going Concern

We may not be able to continue as a going concern or fund our existing capital needs. Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements for the fiscal year ended December 31, 2005. The paragraph states that our recurring losses from operations and resulting continued dependence on external financing raise substantial doubts about our ability to continue as a going concern. Our existing and anticipated capital needs are significant. We believe our existing financing arrangements and estimated operating cash flows will not be sufficient to fund our operations and working capital needs for the next twelve months and there can be no assurance that we will be able to fund our existing capital needs under our existing credit facilities or otherwise secure additional funding. In addition, changes in our operating plans, the acceleration or modification of our existing expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions, or other events may cause us to seek additional funding sooner than anticipated, prevent us from achieving the goals of our business plan or expansion strategy, or prevent our newly acquired businesses, if any, from operating profitably. If we are unable to fund our existing capital needs through business alliances, such as strategic or financial transactions with third parties, or are otherwise unable to secure additional equity financing, if necessary, our business would be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."


      We have a history of operating losses and negative cash flow from operations which is likely to continue for the foreseeable future. There is no guarantee that the Company will ever be able to operate profitably. It is important to note that the Company anticipates that it will incur losses and negative cash flow over the next twelve (12) months. There is no guarantee that the Company will ever operate profitably or will receive positive cash flows from operations.


      We will need future capital and there is substantial uncertainty of additional financing. Presently, the Company is seeking funding through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion, the success of the Company's existing and new service offerings and competing market developments. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds. The Company will be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish certain rights. There can be no assurance that additional financing will be available when needed on terms favorable to the Company, if at all. The factors leading to and the existence of the going concern paragraph may adversely affect our relationship with lenders, customers and suppliers and have an adverse effect on our ability to obtain financing. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on the Company's business, financial condition and operating results.

2. Limited Operating History; History of Losses

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

3. Dependence on Wholly Owned Subsidiaries

St. Joseph has not generated any revenues since its inception, and in the future, St. Joseph does not expect to generate any revenues. St. Joseph will look to its wholly owned subsidiaries for revenues. St. Joseph cannot predict if Staf*Tek or Staf*Med will be successful in the future.

4. Liquidity

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

5. Dependence on Key Personnel.

St. Joseph and its wholly owned subsidiaries are dependent, to a great extent, on the experience, abilities, and combined service of John H. Simmons, the Company's President and CEO. The loss of services of John H. Simmons or other key personnel (such as John Blackmon or Karen Williams) could have a material adverse effect on the Company's business, financial condition or results of operations.

6. Business is Highly Dependent upon the State of the Economy.

The demand for the Staf*Tek and Staf*Med temporary and permanent staffing services, is highly dependent upon the state of the economy and upon the staffing needs of the Staf*Tek's clients. Any variation in the economic condition or unemployment levels in the United States or in the economic condition of the region Staf*Tek services, or in any specific industry may severely reduce the demand for the Company's services and thereby significantly decrease the Company's revenues and profits.

7. Availability of Candidates.

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

8. Highly Competitive Business.

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

9. Changes in Technology.

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

10. MCI is Staf*Tek's largest client.

At the present time, MCI is Staf*Tek's largest client and makes up 46% of its revenues. The loss of this client or the decline in business would have a material adverse effect on the Company's revenues and profits. Accordingly, any adverse financial or operating event on MCI would also have a material adverse effect on the Company.

11. Reliance on Few Clients.

At the present time, eight of St. Joseph's clients make up 100% of its business. The loss of any of these clients or the decline in business could have a material adverse effect on the Company's revenues and profits.

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

NAME                                AGE                  OFFICE
-------------------------------- -----------  ------------------------------
John H. Simmons                      53       President/CEO/Director
Kenneth L. Johnson                   46       Secretary-Treasurer/Director
Bruce Schreiner                      50       Director
Kimberly A. Samon                    38       Director
Dr. Milton S. Harbuck, D. D. S.      77       Director
Jerry A. Malone                      66       Director
Gerald McIlhargey                    58       Director

(1) These persons may be deemed "promoters" of the Company as that term is defined under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

Executive Officers and Directors

John H. Simmons, President, C.E.O. - Mr. Simmons has been President and Chief Executive Officer of St. Joseph, Inc. since October, 2003. Mr. Simmons is also an Officer and Director of Staf*Tek and Staf*Med. Before becoming St. Joseph's Chief Executive Officer, Mr. Simmons served as Director of Business Development for Lacerte Technologies, a national technologies corporation, from June 2001 through May 2003. Prior to joining Lacerte, Mr. Simmons served as Executive Vice-President for Seirios International, a professional employer organization, from September 1996 to August, 2000. During his tenure with Seirios, Mr. Simmons was appointed President and Chief Operating Officer in August, 2000 and served in that capacity until June, 2001.

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

In 1996, Ms. Samon graduated from Stetson University College of Law, located in St. Petersburg, Florida, with a JD degree. In 1993, Ms. Samon graduated from Mercer University's School of Business and Economics in Atlanta, Georgia. Ms. Samon graduated from Cornell University in 1990

Dr. Milton S. Harbuck, D.D.S. - Dr. Harbuck has been a Director of the Company since December of 2003. Dr. Harbuck has practiced dentistry at a senior level at the Veterans Administration in Little Rock, Arkansas for a number of years. During the 1990's Dr. Harbuck was involved in Private Practice on a part-time basis. Dr. Harbuck served as Chief of the Dental Services for John McClellan Veterans Administration Medical Center in the late 1980's. Dr. Harbuck is an active member in the American Dental Association as well as the Arkansas State Dental Association.

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

Mr. McIlhargey received a Bachelor of Education degree from Simon Fraser University in British Columbia, Canada in 1972.

The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. There are no family relationships among the Company's officers and directors, nor are there any arrangements or understanding between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director. The Directors held two (2) meetings and took action two (2) times by written consent during the fiscal year ended December 31, 2005.

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

Committees of the Board of Directors; Meetings

During the year ended December 31, 2005, the entire Board met 2 times and acted 2 times by unanimous written consent. During fiscal year 2005, no director attended fewer than 75% of the aggregate number of meetings of the Board and committees on which such director served.

The Board has two standing committees, the Audit Committee and the Compensation Committee. The Board does not have a separate Nominating Committee and performs all of the functions of that committee.

The Audit Committee.

The Audit Committee has as its primary responsibilities the appointment of the independent auditor for the Company, the pre-approval of all audit and non-audit services, and assistance to the Board in monitoring the integrity of our financial statements, the independent auditor's qualifications, independence and performance and our compliance with legal requirements. The Audit Committee has adopted a written charter which was mailed to its shareholders in 2005. During the year ended December 31, 2005, the Audit Committee met one time. Bruce Schreiner, Kimberly Samon, and Gerald McIlhargey are the current members of the Audit Committee.

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

Based on its review of the applicable rules of The Nasdaq Stock Market governing audit committee membership, the Board believes that all members of the Audit Committee are "independent" within the meaning of such rules.

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

Compensation Committee. The Compensation Committee recommends to the Board annual salaries for senior management and reviews all company benefit plans. During the year ended December 31, 2005, the Compensation Committee met one time and reviewed the compensation of all St. Joseph employees. The current members of the Compensation Committee are Bruce Schreiner, Gerald McIlhargey, and Dr. Milton Harbuck.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten percent of our Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in our Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, we have the following report to make under this section: Kimberly Samon filed a Form 3 late and a Form 4 late disclosing sale transactions.

Code of Ethics

St. Joseph has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The code of ethics can be viewed on its website: www.stjosephinc.com.

ITEM  10. EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

                                                            Long Term Compensation
                        Annual Compensation                 Awards                             Payouts
(a)                   (b)    (c)       (d)       (e)            (f)            (g)               (h)          (i)
Name and                                     Other Annual    Restricted      Securities         LTIP       All Other
Principal                   Salary    Bonus  Compensation   Stock Award(s)   Underlying        Payouts    Compensation
Position             Year    ($)       ($)       ($)            ($)         Options/SARs (#)     ($)          ($)
John H. Simmons      2005   $120,000    0      $7,200(1)         0               0                 0
President/CEO        2004   $120,000    0      $7,200(1)         0               0                 0
Director

Kenneth L. Johnson   2005                                                        0
Secretary/Treasurer  2004                                                        0
Director

Bruce Schreiner      2005                                                        0
Director             2004                                                        0

Kimberly A Samon     2005                                                        0
Director             2004                                                        100,000

Jerry A. Malone      2005                                                        0
Director             2004                                                        100,000

Dr. Milton S.
Harbuck              2005                                                        0
Director             2004                                                        75,000

Gerald McIlhargey    2005                                                        0
Director             2004                                                        0


(1) Mr. Simmons is being provided by the Company a car allowance of $600.00 per month.

There were no options awarded to officers, directors, or Advisory Board members during fiscal year 2005.

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

                                                                              AMOUNT OF BENEFICIAL
                                                                                  PERCENTAGE OF
TITLE OF CLASS                NAME AND ADDRESS OF BENEFICIAL OWNER                OWNERSHIP (1)          CLASS (2)
--------------------------    -------------------------------------------     ---------------------     ----------
Common Stock                  John H. Simmons-President, Director and CEO          3,125,000(3)           50.3%
                              12 Lee Court
                              Trophy Club, TX 76262

Common Stock                  David William Dean Core                              1,125,000              18.1%
                              6965 N. Grande
                              Boca Raton, FL 33433

Common Stock                  Phyllis L. Bell                                        640,368(4)           10.3%
                              728 S. Norfolk Ave.
                              Tulsa, OK 74120

Common Stock                  Kimberly A. Samon-Director                             100,000(5)            1.6%
                              14595 Creek Club Drive
                              Alpharetta, GA 30004

Common Stock                  Bruce Schreiner-Director                               100,000(5)            1.6%
                              2535 N. Carleton Ave., Suite B
                              Grand Island, NE 68802

Common Stock                  Kenneth L. Johnson-Director,
                              Secretary/Treasurer                                    100,000               1.6%
                              4335 South Street
                              Lincoln, NE 68506

Common Stock                  Dr. Milton S. Harbuck, D. D. S.-Director               100,000(5)            1.6%
                              101 Fieldstone Lane
                              Sherwood, AR 75210-6544

Common Stock                  Jerry A. Malone-Director                               100,000(6)            1.6%
                              7114 Creswell Road
                              Shreveport, LA 71106-7415

Common Stock                  Gerald McIlhargey-Director                             100,000               1.6%
                              495 Howe St., Suite 305
                              Vancouver, B.C. V6C 2T5

                              Total Officers, Directors and shareholders of
                              5% or more of St. Joseph's common stock as a
                              group:                                               5,490,368              88.5%


--------------------

(1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power, as well as any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(2) As required by Item 403 of Regulation S-B, calculated on the basis of the amount of outstanding securities as of March 10, 2006 plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. This percentage will be different than percentages reflected in Schedule 13D.

(3) Includes options to purchase 1,750,000 shares of the Company's common stock at an exercise price of $.10 per share.

(4) Includes 330,000 shares that Ms. Bell has the right to acquire within 60 days through conversion of the Preferred Stock and includes 60,000 shares owned by a trust controlled by Ms. Bell.

(5) Includes options to purchase 100,000 shares of the Company's common stock at an exercise price of $.10 per share.

(6) Excludes 18,000 shares owned by Mr. Malone's wife for which he disclaims beneficial ownership.

ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During December 2003, John H. Simmons advanced the Company $195,000 for working capital in exchange for a promissory note. The note carries a ten percent interest rate, payable quarterly, and matures on June 15, 2006. During the year ended December 31, 2004, the Company repaid $99,000 of principal and $15,562 of interest. During the year ended December 31, 2005, Mr. Simmons advanced the Company an additional $37,500, which the Company repaid prior to December 31, 2005. As of December 31, 2005, the Company owed $96,000 in principal and $-0- in accrued interest on the note. Interest expense on the note totaled $9,400 for the year ended December 31, 2005.

During the year ended December 31, 2005, on several occasions Phyllis Bell advanced the Company amounts totaling $255,000 for working capital in exchange for promissory notes. The Company repaid the notes and $1,918 of related interest expense prior to December 31, 2005.

Other than disclosed above, none of the Directors or Officers of the Company, nor any proposed nominee for election as a Director of the Company, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of the Company, nor any promoter of the Company, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the date of the Company's incorporation or in any presently proposed transaction which, in either case, has or will materially affect the Company. The Company has not entered into transactions with any member of the immediate families of the foregoing persons, nor is any such transaction proposed.

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



ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: The Company's auditor is Cordovano and Honeck, LLP, located at 88 Inverness Circle East, Building M, Englewood, Colorado 80112 and the Company paid them $ 12,172.50 in audit and review fees for the fiscal year ended December 31, 2005.

The Company paid $8,840 in audit and review fees for 2004.

Tax Fees: The Company did not pay its auditor any fees related to tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2005 and 2004.

All Other Fees: The Company did not pay its auditor any fees related to any other products or services.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2006.

St. Joseph, Inc.

By:  /S/  John H. Simmons
----------------------------
John H. Simmons, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature and Title              Date

/s/John H. Simmons               March 31, 2006
--------------------------
John H. Simmons, President,
Chief Executive Officer and
Director

/s/Kenneth L. Johnson            March 31, 2006
--------------------------
Kenneth L. Johnson,
Secretary-Treasurer and Director

                                 March 31, 2006
--------------------------
Jerry Malone, Director

/s/Kimberly A. Samon             March 31, 2006
--------------------------
Kimberly A. Samon, Director

/s/Milton Harbuck                March 31, 2006
--------------------------
Milton Harbuck, Director

/s/Bruce Schreiner               March 31, 2006
--------------------------
Bruce Schreiner, Director

                                 March 31, 2006
--------------------------
Gerald McIlhargey

                                                                            Page

Report of Independent Registered Public Accounting Firm.................... F-2

Consolidated Balance Sheet at December 31, 2005............................ F-3

Consolidated Statements of Operations for the years ended
  December 31, 2005 and 2004.............................................   F-4

Consolidated Statement of Changes in Shareholders' Equity for the
  years ended December 31, 2005 and 2004.................................   F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2005 and 2004.............................................   F-7

Notes to Consolidated Financial Statements...............................   F-8

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
St. Joseph, Inc.


We have audited the consolidated balance sheet of St. Joseph, Inc. as of December 31, 2005, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of St. Joseph, Inc. as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and has used significant cash in support of its operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Further information and management's plans in regard to this uncertainty are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
March 17, 2006

                                ST. JOSEPH, INC.
                           Consolidated Balance Sheet


                                DECEMBER 31, 2005

                                     ASSETS

Current assets:
  Cash .....................................................   $    57,863
  Marketable securities, available-for-sale (Note 3) .......        11,092
  Accounts receivable ......................................       307,395
                                                               -----------
    Total current assets ...................................       376,350

Property and equipment, net (Note 4) .......................        22,134
Deposit ....................................................         1,230
Goodwill, less $47,624 impairment (Note 1) .................       258,525
                                                               -----------
                                                               $   658,239
                                                               ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable .........................................   $   252,434
  Accrued liabilities ......................................        17,182
  Line of credit (Note 5) ..................................       200,000
  Note payable to employee (Note 2) ........................        11,834
  Note payable to officer (Note 2) .........................        96,000
                                                               -----------
    Total current liabilities ..............................       577,450
                                                               -----------

Commitment (Note 9) ........................................            --

Shareholders' equity (Note 8):
  Preferred stock, $.001 par value, $3.00 face value;
    25,000,000 shares authorized, 386,208 shares issued
    and outstanding ........................................           386
  Common stock, $.001 par value; 100,000,000 shares
    authorized, 5,830,712 shares issued and outstanding ....         5,831
  Additional paid-in capital ...............................     1,278,003
  Accumulated other comprehensive income (loss) ............        (1,601)
  Retained deficit .........................................    (1,201,830)
                                                               -----------

    Total shareholders' equity .............................        80,789
                                                               -----------
                                                               $   658,239
                                                               ===========

                                ST. JOSEPH, INC.
                      Consolidated Statements of Operations

                                                         FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                       2005            2004
                                                   ------------    ------------
Service revenues, net ..........................   $  2,039,255    $  1,557,984
Direct costs of services .......................      1,522,511       1,185,163
                                                   ------------    ------------
  Gross profit .................................        516,744         372,821

Operating expenses:
  Stock-based compensation (Note 8):
    Stock options ..............................             --         242,800
    Selling, general and administrative ........        746,947         564,567
    Depreciation ...............................         20,842          21,201
                                                   ------------    ------------
      Total operating expenses .................        767,789         828,568
                                                   ------------    ------------
      Loss from operations .....................       (251,045)       (455,747)

Non-operating income:
  Interest income ..............................             10             338
  Realized gain on marketable securities .......          1,503             501
  Loss on goodwill impairment (Note 1)..........        (47,624)             --
Interest expense ...............................        (28,585)        (22,991)
                                                   ------------    ------------
      Loss before income taxes .................       (325,741)       (477,899)

Income tax provision (Note 7) ..................             --              --
                                                   ------------    ------------
      Net loss .................................       (325,741)       (477,899)

Preferred stock dividend requirements ..........        (78,206)        (78,300)

                                                   ------------    ------------
Loss applicable to common stock ................   $   (403,947)   $   (556,199)
                                                   ============    ============

Basic and diluted loss per common share ........   $      (0.08)   $      (0.12)
                                                   ============    ============
Weighted average common shares outstanding .....      5,277,353       4,676,712
                                                   ============    ============

                                ST. JOSEPH, INC.
           Consolidated Statements of Changes in Shareholders' Equity

                                           PREFERRED STOCK              COMMON STOCK
                                      -------------------------   -------------------------
                                        SHARES       PAR VALUE      SHARES       PAR VALUE
                                      -----------   -----------   -----------   -----------
Balance, January 1, 2004 ..........       386,208   $       386     4,491,712   $     4,492

Sale of common stock at
  $.50 per share (Note 8) .........            --            --       280,000           280
Granted stock options (Note 8) ....            --            --            --            --
Exercised stock options (Note 2) ..            --            --       250,000           250
Preferred stock dividends (Note 8)             --            --            --            --
Comprehensive income (loss):
  Unrealized investment gains .....            --            --            --            --
  Net loss ........................            --            --            --            --
Comprehensive income (loss) .......            --            --            --            --
                                      -----------   -----------   -----------   -----------
Balance, December 31, 2004 ........       386,208           386     5,021,712         5,022

Sale of common stock at $.50 per
  share (Note 8) ..................            --            --       684,000           684
Exercised stock options (Note 8) ..            --            --       125,000           125
Preferred stock dividends (Note 8)             --            --            --            --
Comprehensive income (loss):
  Unrealized investment gains .....            --            --            --            --
  Net loss ........................            --            --            --            --
Comprehensive income (loss) .......            --            --            --            --
                                      -----------   -----------   -----------   -----------
Balance, December 31, 2005 ........       386,208   $       386     5,830,712   $     5,831
                                      ===========   ===========   ===========   ===========


                                                                     OTHER
                                                                 COMPREHENSIVE
                                                                 INCOME/(LOSS)
                                       ADDITIONAL                 UNREALIZED
                                        PAID-IN      RETAINED     INVESTMENT
                                        CAPITAL       DEFICIT     GAIN/(LOSS)       TOTAL
                                      -----------   -----------   -----------   -----------
Balance, January 1, 2004 ..........   $   517,042   $  (241,684)  $        --   $   280,236

Sale of common stock at
  $.50 per share (Note 8) .........       139,720            --            --       140,000
Granted stock options (Note 8) ....       242,800            --            --       242,800
Exercised stock options (Note 2) ..        24,750            --            --        25,000
Preferred stock dividends (Note 8)             --       (78,300)           --       (78,300)
Comprehensive income (loss):
  Unrealized investment gains .....            --            --         1,292         1,292
  Net loss ........................            --      (477,899)           --      (477,899)
Comprehensive income (loss) .......            --            --            --      (476,607)
                                      -----------   -----------   -----------   -----------
Balance, December 31, 2004 ........       924,312      (797,883)        1,292       133,129

Sale of common stock at $.50 per
  share (Note 8) ..................       341,316            --            --       342,000
Exercised stock options (Note 8) ..        12,375            --            --        12,500
Preferred stock dividends (Note 8)             --       (78,206)           --       (78,206)
Comprehensive income (loss):
  Unrealized investment gains .....            --            --        (2,893)       (2,893)
  Net loss ........................            --      (325,741)           --      (325,741)
Comprehensive income (loss) .......            --            --            --      (328,634)
                                      -----------   -----------   -----------   -----------
Balance, December 31, 2005 ........   $ 1,278,003   $(1,201,830)  $    (1,601)  $    80,789
                                      ===========   ===========   ===========   ===========

                                ST. JOSEPH, INC.
                      Consolidated Statements of Cash Flows

                                                               FOR THE
                                                             YEARS ENDED
                                                             DECEMBER 31,
                                                         2005           2004
                                                      ----------    ----------
Cash flows from operating activities:
  Net loss ........................................   $ (325,741)   $ (477,899)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation .................................       20,842        21,201
     Stock-based compensation .....................           --       242,800
     Gain on marketable securities ................       (1,503)         (501)
     Loss on goodwill impairment...................       47,624            --
     Changes in operating assets and liabilities:
     Accounts receivable ..........................     (171,637)       33,497
     Inventory ....................................           --            --
     Prepaid expenses .............................           --        13,595
     Deposit ......................................           --        (1,230)
     Accounts payable and accrued liabilities .....      135,708        25,458
                                                      ----------    ----------
       Net cash used in operating
         activities ...............................     (294,707)     (143,079)
                                                      ----------    ----------
Cash flows from investing activities:
   Sales of marketable securities, net ............        2,480            --
   Purchases of property and equipment ............           --       (19,285)
   Payment to acquire subsidiary ..................           --       (80,000)
                                                      ----------    ----------
       Net cash provided by (used in)
       investing activities ......                         2,480       (99,285)
                                                      ----------    ----------
Cash flows from financing activities:
   Proceeds from line of credit, net ..............       50,000        75,000
   Proceeds from note payable to related parties
    (Note 2).......................................      381,400            --
   Principal payments on notes payable (Note 2) ...     (369,566)      (99,000)
   Payments for preferred stock dividends .........      (78,206)      (78,300)
   Proceeds from exercised stock options ..........       12,500        25,000
   Proceeds from the sale of common stock .........      342,000       140,000
                                                      ----------    ----------
       Net cash provided by financing
         activities ...............................      338,128        62,700
                                                      ----------    ----------
Changes in other comprehensive income .............       (2,893)           --
                                                      ----------    ----------
       Net change in cash .........................       43,008      (179,664)

Cash, beginning of year ...........................       14,855       194,519
                                                      ----------    ----------
Cash, end of year .................................   $   57,863    $   14,855
                                                      ==========    ==========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Income taxes ..................................   $       --    $       --
                                                      ==========    ==========
    Interest ......................................   $   28,585    $   22,991
                                                      ==========    ==========

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

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2005 and 2004 included in this report include the activities of St. Joseph, Inc. and its wholly-owned subsidiary, Staf*Tek. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has used significant cash in support of its operating activities. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company plans to generate the necessary cash flows with increased sales revenue over the next 12 months. However, should the Company's sales not provide sufficient cash flow, the Company has plans to raise additional working capital through debt and/or equity financings. Insiders have loaned working capital to the Company on an as-needed basis over the past two years; however, there are no formal committed financing arrangements to provide the Company with working capital. There is no assurance the Company will be successful in producing increased sales revenues, attaining profitability, or obtaining additional funding through debt and equity financings.

Cash Equivalents and Fair Value of Financial Instruments

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2005.

The carrying amounts of cash, receivables and current liabilities approximate fair value due to the short-term maturity of the instruments.

                                ST. JOSEPH, INC.
                   Notes to Consolidated Financial Statements

Securities Available-for-sale

The Company has evaluated its investments policies consistent with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are to be classified as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in shareholders' equity under the caption "Accumulated Other Comprehensive Income/(Loss)." Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in operating expenses. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

Accounts Receivable

Accounts receivable consists of amounts due from customers related to the Company's employee placement services. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of December 31, 2005, management believes no allowance for uncollectible accounts is necessary.

Property, Equipment and Depreciation

Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Furniture and fixtures........................  7 years
Office equipment..............................  5 years
Computer equipment............................  3 years

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

Goodwill and Impairment

Goodwill consists of an amount recorded as part of the acquisition of Staf*Tek on December 31, 2003, $306,149. In accordance with Statements of Financial Accounting Standard ("SFAS") No. 142, goodwill is not amortized but is tested for impairment. The Company tests its goodwill for impairment annually at the end of each accounting period.

The Company tested its goodwill for impairment as of December 31, 2005 using the two-step process prescribed in SFAS No.142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the impairment test and determined that there was potential impairment of the goodwill. The Company performed the second step as of December 31, 2005 and determined that the goodwill balance of $306,149 was impaired. An impairment loss of $47,624 is recorded in the accompanying consolidated financial statements for the year ended December 31, 2005. The remaining goodwill balance at December 31, 2005 was $258,525.

                                ST. JOSEPH, INC.
                   Notes to Consolidated Financial Statements

Impairment and Disposal of Long-lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. No impairments have been recorded for the years ended December 31, 2005 and 2004.

Revenue Recognition

Staffing service revenues are recognized when the services are rendered by the Company's contract employees and collection is probable. Permanent placement revenues are recognized when employment candidates accept offers of permanent employment.

Direct Costs of Services

Direct costs of staffing services consist of payroll, payroll taxes, contract labor, and insurance costs for the Company's contract employees. There are no direct costs associated with permanent placement staffing services.

Advertising Costs

The Company expenses all advertising as incurred. The Company incurred advertising costs totaling $8,895 and $8,467 for the years ended December 31, 2005 and 2004, respectively.

Loss Per Common Share

The Company reports earnings (loss) per share using a dual presentation of basic and diluted earnings per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. Preferred stock and common stock options outstanding at December 31, 2005 were not included in the diluted loss per share as all 386,208 preferred shares and all 2,500,000 options were anti-dilutive. Therefore, basic and diluted losses per share at December 31, 2005 were equal.

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

                                ST. JOSEPH, INC.
                   Notes to Consolidated Financial Statements

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and supersedes FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements - an amendment of APB Opinion No. 28." SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

In December 2004, the FASB issued SFAS 153, "Exchanges of Non-Monetary Assets," an amendment of APB 29. This statement amends APB 29, which is based on the principle that exchanges of non-monetary assets should be measured at the fair value of the assets exchanged with certain exceptions. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after June 15, 2005. The Company does not expect the provisions of SFAS 153 will have a significant impact on its results of operations.

                                ST. JOSEPH, INC.
                   Notes to Consolidated Financial Statements

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS 123R is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard could have an effect on the Company's results of operations or financial position, as the Company has previously reported employee stock-based compensation under the intrinsic value method rather than the fair value method.

(2)      RELATED PARTY TRANSACTIONS

During December 2003, an officer advanced the Company $195,000 for working capital in exchange for a promissory note. The note carries a ten percent interest rate, payable quarterly, and matures on June 15, 2006. During the year ended December 31, 2004, the Company repaid $99,000 of principal and $15,562 of interest. During the year ended December 31, 2005, the officer advanced the Company an additional $37,500, which the Company repaid prior to December 31, 2005. As of December 31, 2005, the Company owed $96,000 in principal and $-0- in accrued interest on the note. Interest expense on the note totaled $9,400 for the year ended December 31, 2005.

During March 2005, a shareholder advanced the Company $37,000 for working capital in exchange for a promissory note. The Company repaid the note prior to September 30, 2005.

During the year ended December 31, 2005, a shareholder advanced the Company $255,000 for working capital in exchange for promissory notes. The Company repaid the notes and $1,918 of related interest expense prior to December 31, 2005.

                                ST. JOSEPH, INC.
                   Notes to Consolidated Financial Statements

During the year ended December 31, 2005, an employee advanced the Company $51,900 for working capital in exchange for promissory notes. The Company repaid $40,066 in principal prior to December 31, 2005. At December 31, 2005, the Company owed the employee $11,834 on one promissory note that carries no interest rate and matures on January 31, 2006.

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

                                                      December 31, 2005
                                                ----------------------------
                                                 Fair Value      Cost Basis
                                                ------------    ------------
Marketable securities, available-for-sale ...   $     11,092    $     12,693
                                                ============    ============

Gains and Losses:
  Realized gains ............................   $      1,503
  Realized losses ...........................             --
                                                ------------
   Net realized gains .......................   $      1,503
                                                ============

Change in Unrealized Holding Gain/(Loss):
  Beginning balance, January 1, 2004 ........   $     (1,292)
  Unrealized holding loss ...................           (309)
  Ending balance, December 31, 2004 .........   $     (1,601)
                                                ============


                                                      December 31, 2004
                                                ---------------------------

                                                 Fair Value      Cost Basis
                                                ------------    ------------
Marketable securities, available-for-sale ...   $     12,069    $     10,777
                                                ============    ============

Gains and Losses:
  Realized gains ............................   $        855
  Realized losses ...........................           (354)
                                                ------------
  Net realized gains ........................   $        501
                                                ============

Change in Unrealized Holding Gain/(Loss):
  Beginning balance, January 1, 2004 ........   $         --
  Unrealized holding loss ...................         (1,292)
                                                ------------
  Ending balance, December 31, 2004 .........   $     (1,292)
                                                ============

                                ST. JOSEPH, INC.
                   Notes to Consolidated Financial Statements

(4)      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2005:

Furniture and fixtures ......................   $     35,447
Office equipment ............................         58,295
Computer equipment ..........................         65,156
Leasehold improvements ......................         19,585
                                                ------------
  Total property and equipment ..............        178,483
Less accumulated depreciation ...............       (156,349)
                                                ------------
  Property and equipment, net ...............   $     22,134
                                                ============

Depreciation expense totaled $10,842 and $11,201, respectively, for the years ended December 31, 2005 and 2004.

(5)      LINE OF CREDIT

The Company has a $200,000 line of credit and the entire balance was unpaid and outstanding at December 31, 2005. The interest rate on the credit line was 8.25 percent at December 31, 2005. Interest payments are due monthly. The line matures on August 1, 2006. The line is collateralized by most all of the Company's assets and is guaranteed by the Company's president.

(6)      CONCENTRATION OF CREDIT RISK

The Company conducts a significant portion of its operations with two customers. During the year ended December 31, 2005, approximately 87.8 percent of the Company's service revenues were conducted with two customers. During the year ended December 31, 2004, approximately 78.8 percent of the Company's service revenues were conducted with one customer.

(7)      INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

                                                       Years Ended
                                                       December 31,
                                                 --------------------
                                                   2005         2004
                                                 --------    --------
U.S. Federal statutory rate .................      33.36%      34.00%
State income tax, net of federal benefit ....       4.00%       3.96%
Permanent book-to-tax differences ...........      -1.15%      -0.11%
Net operating loss for which no tax
  benefit is currently available ............     -36.21%     -37.85%
                                                 --------    --------
                                                    0.00%       0.00%
                                                 ========    ========


At December 31, 2005, the Company's current tax benefit consisted of a net tax asset of $357,506, due to operating loss carryforwards of approximately $1,016,217, which was fully allowed for, in the valuation allowance of $357,506. The valuation allowance results in deferred tax expense, which offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2005 and 2004 were $117,945 and $179,057, respectively. Net operating loss carryforwards will expire through 2025.

                                ST. JOSEPH, INC.
                   Notes to Consolidated Financial Statements

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

(8)      SHAREHOLDERS' EQUITY

Preferred Stock

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. In December 2003, the Company issued 380,500 preferred shares as part of its acquisition of Staf*Tek. The Company also issued 5,708 shares of its preferred stock in exchange for legal services related to the Staf*Tek acquisition. Each share of preferred stock is convertible to one share of common stock. In addition, the preferred shares earn a 6.75% dividend, payable quarterly for a period of five years, based on a stated value of $3.00 per share. The Company paid $78,206 in preferred stock dividends during the year ended December 31, 2005.

Common Stock

During the year ended December 31, 2005, the Company sold 684,000 shares of its common stock at $.50 per share pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933 (the "Act"), as amended. The Company received gross proceeds of $342,000.

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

                                ST. JOSEPH, INC.
                   Notes to Consolidated Financial Statements

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement. The fair value for the options granted during the year ended December 31, 2004 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

        Risk-free interest rate..........................       3.00%
        Dividend yield...................................       0.00%
        Volatility factor................................       0.00%
        Weighted average expected life...................     5 years

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

Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                         December 31,
                                                ----------------------------
                                                    2005            2004
                                                ------------    ------------
Net loss-common shareholders, as reported ...   $   (356,323)   $   (556,199)
  Decrease due to:
    Employee stock options ..................             --          (5,600)
                                                ------------    ------------
Pro forma net loss ..........................   $   (356,323)       (561,799)
                                                ============    ============

As reported:
  Net loss per share - basic and diluted ....   $      (0.07)          (0.12)
                                                ============    ============
Pro Forma:
  Net loss per share - basic and diluted ....   $      (0.07)          (0.12)
                                                ============    ============

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

                                ST. JOSEPH, INC.
                   Notes to Consolidated Financial Statements

Summary

The following schedule summarizes the changes in the Company's stock options for the years ended December 31, 2005 and 2004:

                                           Options
                                 Outstanding and Exercisable
                                ----------------------------  Weighted Average
                                Number of    Exercise Price    Exercise Price
                                 Shares        Per Share          Per Share
                               ----------    --------------   ----------------
Balance at December 31, 2003    2,300,000    $         0.10   $           0.10
  Options granted ..........      600,000    $         0.10               0.10
  Options exercised ........     (250,000)   $         0.10               0.10
  Options expired/cancelled       (25,000)   $         0.10               0.10
                               ----------    --------------   ----------------

Balance at December 31, 2004    2,625,000    $         0.10               0.10
  Options granted ..........           --    $         0.10               0.10
  Options exercised ........     (125,000)   $         0.10               0.10
  Options expired/cancelled            --    $         0.10               0.10
                               ----------    --------------   ----------------

Balance at December 31, 2005    2,500,000    $         0.10   $           0.10
                               ==========    ==============   ================

(9)      OFFICE LEASE

The Company has entered into a noncancellable lease agreement for its corporate office space. The lease commenced May 1, 2004 and expires April 30, 2007. Future minimum lease payments under the leases are as follows:

December 31,
  2006..................................        $   46,438
  2007..................................        $   15,479
                                                ----------
                                                $   61,917
                                                ==========

Rent expense for the years ended December 31, 2005 and 2004 totaled $50,353 and $29,316, respectively.