Form 10QSB
period 2006-03-31
ST JOSEPH INC
filed 2006-05-22
CIK 1177135

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 19345

                           For the quarterly period ended March 31, 2006
                                                          --------------

         [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                           For the transition period from _____ to _____.

                         Commission file number: 0-49936

                                ST. JOSEPH, INC.
        (Exact name of Small Business Issuer as specified in its charter)

                          Colorado                                                             CH 47-0844532
       ------------------------------------------------                   --------------------------------------------------------
        (State or other jurisdiction of incorporation                              (IRS Employer Identification Number)
                      or organization)

             4870 S. Lewis, Suite 250 Tulsa, OK                                                    74105
       ------------------------------------------------                   --------------------------------------------------------
           Address of Principal Executive Offices)                                              (Zip Code)


Issuer's telephone number, including area code: (918) 742-1888


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X .

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __ No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,249,212 shares as of May 19, 2006.

Transitional Small Business Disclosure Format (check one);  Yes [  ] No [X]

                                ST. JOSEPH, INC.
                                   Form 10-QSB

                                Table of Contents


PART I - FINANCIAL INFORMATION................................................3
   ITEM 1.    FINANCIAL STATEMENTS............................................3
   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......10
   ITEM 3.    CONTROLS AND PROCEDURES.........................................15
PART II  - OTHER INFORMATION..................................................16
   ITEM 1.    LEGAL PROCEEDINGS...............................................16
   ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....16
   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.................................17
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............17
   ITEM 5.    OTHER INFORMATION...............................................17
   ITEM 6.    EXHIBITS........................................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                ST. JOSEPH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                 March 31, 2006


                                     Assets
Current assets:
    Cash                                                                   $    34,898
    Marketable securities                                                       10,019
    Accounts receivable                                                        370,753
    Employee advances                                                            2,200
                                                                           -----------
                  Total current assets                                         417,870

Property and equipment, net                                                     18,115
Deposit                                                                          1,230
Goodwill                                                                       258,525
                                                                           -----------

                                                                           $   695,740
                                                                           ===========

                      Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                                                       $   237,597
    Accrued liabilities                                                         84,390
    Line of credit (Note 3)                                                    200,000
    Notes payable to related parties (Note 2)                                   48,120
                                                                           -----------
                  Total current liabilities                                    570,107
                                                                           -----------

Shareholders' equity (Note 4):
    Preferred stock, $.001 par value, $3.00 face value; 25,000,000 shares
       authorized, 386,208 shares issued and outstanding                           386
    Common stock, $.001 par value; 100,000,000 shares authorized,
       6,159,212 shares issued and outstanding                                   6,159
    Additional paid-in capital                                               1,364,675
    Retained deficit                                                        (1,245,587)
                                                                           -----------

                  Total shareholders/ equity                                   125,633
                                                                           -----------
                                                                           $   695,740
                                                                           ===========


      See accompanying notes to condensed consolidated financial statements

                                ST. JOSEPH, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                       Three Months Ended
                                                            March 31,
                                                    --------------------------
                                                        2006          2005
                                                    -----------    -----------
Service revenues, net                               $   813,187    $   410,453
Direct costs of services                                629,913        316,428
                                                    -----------    -----------
                    Gross profit                        183,274         94,025

Selling, general and administrative                     192,099        171,298
Depreciation                                              4,019          5,460
                                                    -----------    -----------
                    Loss from operations                (12,844)       (82,733)

Non-operating income:
    Interest income                                          34              3
    Realized gain/(loss) on marketable securities        (2,674)         2,535
Interest expense                                         (8,721)        (6,237)
                                                    -----------    -----------
                    Loss before income taxes            (24,205)       (86,432)

Income tax provision (Note 5)                              --             --
                                                    -----------    -----------

                    Net loss                            (24,205)       (86,432)

Preferred stock dividend requirements                   (19,552)       (19,552)
                                                    -----------    -----------

Loss applicable to common stock                     $   (43,757)   $  (105,984)
                                                    ===========    ===========


Basic and diluted loss per common share             $     (0.01)   $     (0.02)
                                                    ===========    ===========

Weighted average common
    shares outstanding                                6,022,962      5,066,712
                                                    ===========    ===========



      See accompanying notes to condensed consolidated financial statements

                                ST. JOSEPH, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                        Preferred Stock             Common Stock
                                   -------------------------   ------------------------
                                     Shares      Par Value       Shares      Par Value
                                   -----------   -----------   -----------   -----------
Balance, January 1, 2006               386,208   $       386     5,830,712   $     5,831

Sale of common stock at $2.00
    per share (Note 4)                    --            --          28,500            28
Exercised stock options (Note 4)          --            --         300,000           300
Preferred stock dividends                 --            --            --            --
Comprehensive income (loss):
    Unrealized investment gains           --            --            --            --
    Net loss                              --            --            --            --

Comprehensive income (loss)               --            --            --            --
                                   -----------   -----------   -----------   -----------

Balance, March 31, 2006                386,208   $       386     6,159,212   $     6,159
                                   ===========   ===========   ===========   ===========


                                                                  Other
                                                               Comprehensive
                                                                  Income
                                                                -----------
                                   Additional                   Unrealized
                                     Paid-in      Retained      Investment

                                     Capital       Deficit         Gains         Total
                                   -----------   -----------    -----------    -----------
Balance, January 1, 2006           $ 1,278,003   $(1,201,830)   $    (1,601)   $    80,789

Sale of common stock at $2.00
    per share (Note 4)                  56,972          --             --           57,000
Exercised stock options (Note 4)        29,700          --             --           30,000
Preferred stock dividends                 --         (19,552)          --          (19,552)
Comprehensive income (loss):
    Unrealized investment gains           --            --            1,601          1,601
    Net loss                              --         (24,205)          --          (24,205)
                                                                               -----------
Comprehensive income (loss)               --            --             --          (22,604)
                                   -----------   -----------    -----------    -----------

Balance, March 31, 2006            $ 1,364,675   $(1,245,587)   $      --      $   125,633
                                   ===========   ===========    ===========    ===========


      See accompanying notes to condensed consolidated financial statements

                                ST. JOSEPH, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                Three Months Ended
                                                                     March 31,
                                                               --------------------
                                                                 2006        2005
                                                               --------    --------
                      Net cash used in
                         operating activities                  $(42,533)   $(63,509)
                                                               --------    --------

Cash flows from investing activities:
    Purhcase marketable securities                                 --        (1,047)
                                                               --------    --------
                      Net cash used in
                         investing activities                      --        (1,047)
                                                               --------    --------

Cash flows from financing activities:
    Proceeds from officer's note payable (Note 2)                  --        37,000
    Principal payment on officer's note payable (Note 2)        (47,880)    (37,000)
    Proceeds from shareholders' notes payable (Note 2)           40,000      62,000
    Principal payment on shareholder's note payable (Note 2)    (40,000)       --
    Payments for preferred stock dividends (Note 4)             (19,552)    (19,263)
    Proceeds from the sale of common stock (Note 4)              57,000      45,000
    Proceeds from exercise of stock options (Note 4)             30,000
                                                               --------    --------
                      Net cash provided by (used in)
                         financing activities                    19,568      87,737
                                                               --------    --------

                         Net change in cash                     (22,965)     23,181

Cash, beginning of period                                        57,863      14,855
                                                               --------    --------

Cash, end of period                                            $ 34,898    $ 38,036
                                                               ========    ========

Supplemental disclosure of cash flow information:
    Income taxes                                               $   --      $   --
                                                               ========    ========
    Interest                                                   $  8,721    $  3,837
                                                               ========    ========



      See accompanying notes to condensed consolidated financial statements

                                ST. JOSEPH, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)      Basis of Presentation

The condensed financial statements presented herein have been prepared by St. Joseph, Inc. (the "Company") in accordance with the instructions for Form 10-QSB and the accounting policies described in its Form 10-KSB for the year ended December 31, 2005, and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

(2)      Related Party Transactions

During December 2003, an officer advanced the Company $195,000 for working capital in exchange for a promissory note, of which $96,000 remained unpaid as of December 31, 2005. The note carries a ten percent interest rate, payable quarterly, and matures on June 15, 2006. During the three months ended March 31, 2006, the Company repaid $47,880 of principal and $2,400 of interest. As of March 31, 2006, the Company owed $48,120 in principal and $-0- in accrued interest on the note. Interest expense on the note totaled $2,400 for the three months ended March 31, 2006.

On January 5, 2006, a shareholder advanced the Company $40,000 for working capital. The Company repaid the advance on January 31, 2006.

During the year ended December 31, 2005, an employee advanced the Company $51,900 for working capital in exchange for promissory notes, of which $11,834 remained unpaid as of December 31, 2005. The Company repaid the $11,834 prior to March 31, 2006.

(3)      Line of Credit

The Company has a $200,000 line of credit and the entire balance was unpaid and outstanding as at March 31, 2006. Interest payments are due monthly. The line matures on August 1, 2006. The line is collateralized by most all of the Company's assets and is guaranteed by the Company's president.

                                ST. JOSEPH, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(4)      Shareholders' Equity

Preferred Stock

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. In December 2003, the Company issued 386,208 shares of convertible preferred stock that remain outstanding at March 31, 2006. Each share of preferred stock is convertible to one share of common stock and has a yield of 6.75 percent dividend per annum, which is paid quarterly on a calendar basis for a period of 5 years. The Company paid $19,552 in preferred stock dividends during the three months ended March 31, 2006.

Common Stock

During the three months ended March 31, 2006, the Company sold 28,500 shares of its common stock at $2.00 per share pursuant to the exemptions afforded by
Section 4(2) of the Securities Act of 1933 (the "Act"), as amended. The Company received gross proceeds of $57,000 from such sales.

Common Stock Options
The following schedule summarizes the changes in the Company's stock options for the three months ended March 31, 2006:

                                 Options Outstanding and Exercisable
                               ------------------------------------------   Weighted Average
                                Number of               Exercise Price        Exercise Price
                                 Shares                    Per Share             Per Share
                               ----------                  ---------             --------
Balance at December 31, 2005    2,500,000                  $   0.10              $   0.10
   Options granted                   --                         N/A                   N/A
   Options exercised             (300,000)                 $   0.10              $   0.10
   Options expired                   --                         N/A                   N/A
                               ----------                  ---------             --------

Balance at March 31, 2006       2,200,000                  $   0.10              $   0.10
                               ==========


(5)      Income Taxes


The Company records its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

                                ST. JOSEPH, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(6)      Concentration of Credit Risk

The Company conducts a significant portion of its operations with two customers. During the three months ended March 31, 2006, approximately 85% of the Company's service revenues were conducted with these customers.

(7)      Subsequent Events

On April 4, 2006, the Company issued a press release announcing that it had signed a non-binding letter of intent to acquire Intellamed, Inc., a private company, as a wholly-owned subsidiary. Intellamed is a Texas-based medical asset management company whose medical services and equipment divisions facilitate the procurement and support of medical equipment to over 3,600 healthcare facilities throughout the United States. The acquisition, which called for a purchase price of approximately 30,000,000 shares of our common stock in exchange for 100% of the issued and outstanding shares of Intellamed, Inc., was subject to due diligence, approval by our Board of Directors, and the execution of a definitive agreement. Based upon further due diligence, we have attempted to negotiate a transaction for substantially less shares of our common stock than originally discussed, but no agreement with Intellamed regarding transaction terms has as yet been reached. At a Board of Directors meeting held on May 8, 2006, our Board determined to hold off on further negotiations until the financial statement of Intellamed for the six-month period ended June 30, 2006 can be analyzed and our due diligence effort with respect to that acquisition candidate is completed.

On May17, 2006, Johnny H. Simmons delivered a note to the Company's Board of Directors that he resigned as President and Chief Executive Officer of the Company and its subsidiaries effective that day. The notice of resignation did not reference that he had any disagreement with the policies, practices or operations of the Company. Mr. Simmons still serves as a member of the Company's Board of Directors. He was replaced by Gerald McIlhargey, an independent director of the Company's Board of Directors up to his appointment by the Board as acting President and Chief Executive Officer.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following presentation of Management's Discussion and Analysis has been prepared by internal management and should be read in conjunction with the financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-QSB. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be given serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the "safe harbor" protections available to some publicly reporting companies under applicable federal securities law do not apply to us as an issuer of penny stocks. Our actual results could differ materially from those discussed here.

General

St. Joseph, Inc. ("us", "we", "our", or the "Company") conducts all of our business through our wholly-owned subsidiaries, Staf*Tek Services, Inc. and Staf*Med Global, Inc.

Staf*Tek Services, Inc.

Staf*Tek Services, Inc. ("Staf*Tek") was organized as an Oklahoma corporation on January 2, 1997. On January 2, 2004, we closed our acquisition of Staf*Tek pursuant to an agreement by which we acquired 100% percent of the issued and outstanding shares of Staf*Tek's common stock in exchange for (1) 380,500 shares of our $.001 par value convertible preferred stock; (2) 219,500 shares of our $.001 par value common stock; and (3) $200,000 in cash. Our convertible preferred stock has a face value of $3.00 per share with a yield of 6.75% dividend per annum, which will be paid quarterly on a calendar basis for a period of five (5) years. The convertible preferred stock may be converted into our common stock at the rate of one share of convertible preferred stock for one share of common stock at any time by the shareholder. We may call the convertible preferred stock for redemption no sooner than two (2) years after the date of issuance, and only if our common stock is trading on a recognized United States stock exchange for a period of no less than thirty consecutive trading days at a market value of $5.00 or more per share. However, as of this date, the stock has not traded at that amount.

During the three month period ended March 31, 2006, we paid $19,552 in dividends on our convertible preferred stock. There were no accrued and unpaid dividends on our convertible preferred stock as at March 31, 2006.

As a result of the acquisition, Staf*Tek currently operates as our wholly-owned subisidary, specializing in the recruiting and placement of professional technical personnel on a temporary and permanent basis. Staf*Tek is primarily a regional professional service firm that provides experienced and highly qualified information technology personnel who can demonstrate diversity and flexibility in the work force. Staf*Tek provides Information Technology employees in areas ranging from multiple platform systems integration to end-user support, including specialists in programming, networking, systems integration, database design and help desk support. Staf*Tek's candidate databases concerning Information Technology (IT) experience, skills, and performance are continually being updated regarding new referrals and existing candidates. Staf*Tek's contract services are performed by a nucleus of both permanent and temporary professionals. Staf*Tek responds to a broad range of assignments from technical one-person assignments to major projects including, but not limited to: Internet/Intranet Development, Desktop Applications Development, Project Management and Completion, Enterprise Systems Development, SAP Implementation and Legacy MainFrame Projects. Staf*Tek also provides computer training, online assessments and certification at its web-site, www.staftek.com, through Get Smart Online. The Get Smart Online technology provides anyone with internet access the opportunity to get tested and certified in over fifty (50) Information Technology skill sets.

Staf*Med Global, Inc.

We formed Staf*Med Global, Inc., a Texas corporation ("Staf*Med"), on September 8, 2005 as our wholly-owned subsidiary to service the staffing needs of the rapidly growing healthcare industry with the same values we represent at Staf*Tek Services, Inc. Staf*Med offers opportunities and services to virtually every sector of the healthcare industry. As of March 29, 2006, Staf*Med is still in the process of acquiring a database of qualified staff and has not yet received any income from operations.

Staf*Tek and Staf*Med currently utilize one office located in Tulsa, Oklahoma. However, as the business begins to develop, it proposes to open an office in Dallas, Texas within the next 12 months.

Results of Operations For The Three Monthds Ended March 31, 2006 and 2005.

----------------------------------------------------------------------------------------------------------------------------------
                                                    For the Three Months Ended
----------------------------------------------------------------------------------------------------------------------------------
                                March 31, 2006                           March 31, 2005                Change          Change
                                --------------                           --------------                ------          ------
                                              % of                                    % of
                             $               Revenue                 $               Revenue              $               %
                           ---------        ---------            -----------        ----------        ----------    --------------
Service Revenues, Net   $   813,187            100.00%       $      410,453             100.00%         402,734            98.12%
Direct Cost of
Services                    629,913             77.46%              316,428              77.09%         313,485            99.07%
                           ---------        ---------            -----------        ----------        ----------    --------------

Gross Profit (Loss)         183,274             22.54%               94,025              22.91%          89,249            94.92%

   Selling, General
   and Administrative
   Expenses                 192,099             23.62%              171,298              41.73%          20,801            12.14%
   Depreciation               4,019              0.49%                5,460               1.33%         (1,441)           -26.39%
Total Operating
Expenses                $   196,118             24.12%       $      176,758              43.06%          19,360            10.95%
                           ---------        ---------            -----------        ----------        ----------    --------------

Income (Loss) from
Operations              $  (12,844)             -1.58%       $     (82,733)             -20.16%          69,889           -84.48%
                           ---------        ---------            -----------        ----------        ----------    --------------

   Non-operating
   Income
   Interest Income               34                --%                    3                 --%              31          1033.33%
   Realized gain
   (loss) on
   marketable
   securities               (2,674)             -0.33%                2,535               0.62%         (5,209)          -205.48%
   Interest Expense         (8,721)             -1.07%              (6,237)              -1.52%         (2,484)
                                            ---------                               ----------
                           ---------                             -----------                          ----------    --------------
Net Other Income        $  (11,361)             -1.40%       $      (3,699)              -0.90%         (7,662)           207.14%
(Expense)
                           ---------        ---------            -----------        ----------        ----------    --------------

Loss before income
taxes                      (24,205)             -2.98%             (86,432)             -21.06%          62,227           -72.00%
Income Tax Provision             --                --%                   --                 --%              --                --
                           ---------        ---------            -----------        ----------        ----------    --------------

Net Loss                $  (24,205)             -2.98%       $     (86,432)             -21.06%          62,227           -72.00%
                           =========        =========            ===========        ==========        ==========    ==============
----------------------------------------------------------------------------------------------------------------------------------

Net Service Revenues

Net service revenues for the three-month period ended March 31, 2006 increased to $813,187 from $416,453 for the three month period ended March 31, 2005. This increase in net service revenues of $402,734, or approximately 98.12% over the prior period, is due primarily to the addition of approximately fifteen new contracted employees since the prior period.

Direct Cost of Services

Direct costs of our services for the three-month period ended March 31, 2006 increased to $629,913 from $316,428 for the three-month period ended March 31, 2005. This increase in our direct costs of services of $313,485, or approximately 99.07% over the prior period, is due primarily to the cost of the increased number of new contracted employees described above.

Gross Profit

For the three-month period ended March 31, 2006, we had a gross profit of $183,274, compared to a gross profit of $94,025 for the three-month period ended March 31, 2005. This increase in our gross profitability of $89,249, or approximately 94.92% over the prior period, is due primarily to the gross profit on increased number of contracted employees described above.

Total Operating Expenses

Total operating expenses for the three-month period ended March 31, 2006 increased to $196,118 from $176,758 for the three month period ended March 31, 2005. This increase in our total operating expenses of $19,360, or approximately 10.95%, is covered below in our discussion of Selling, General and Administrative Expenses and Depreciation Expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three-month period ended March 31, 2006 increased to $192,099 from $171,298 for the three-month period ended March 31, 2005. This increase in selling, general and administrative expenses of $20,801, or approximately 12.14% over the prior period, is due primarily to the cost of adding two new job boards to assist in candidate searches and a new employee in the sales function department.

Depreciation

Depreciation expense for the three-month period ended March 31, 2006 decreased to $4,109 from $5,460 for the three-month period ended March 31, 2005. This decrease in the depreciation expense of $1,441 or approximately 26.39% over the prior period is due primarily to normal decline in depreciation expense for aging assets based on the company's depreciation method and asset lives utilized.

Loss from Operations

For the three-month period ended March 31, 2006, we incurred a loss from operations in the amount of $12,844 compared to a loss from operations for the three-month period ended March 31, 2005 of $82,733. This reduction in loss from operation of $69,889, or approximately 84.48% over the prior period, is due to those factors discussed above.

Non-Operating Expenses

For the three-month period ended March 31, 2006, we incurred non-operating expenses in the amount of $11,361 compared to non-operating expenses totaling $6,237 for the three-month period ended March 31, 2005. This increase in non-operating expenses of $7,662 or approximately 207.14% over the prior period is covered below in our discussion of Interest Income, Interest Expense and Realized Losses on Marketable Securities.

Interest Income

For the three-month period ended March 31, 2006, we had interest income of $34 compared to interest income of $3 for the three-month period ended March 31, 2005.

Realized Gain (Loss) on Marketable Securities

For the three-month period ended March 31, 2006, we had a realized loss on marketable securities aggregating $2,674, compared to a realized gain on marketable securities aggregating $2,535 for the three month period ended March 31, 2005. This difference of $5,209, or approximately 205.48%, is due primarily to market conditions existing at the time the positions were closed.

Interest Expense

Interest expense for the three-month period ended March 31, 2006 increased to $8,721 from $6,237 for the three-month period ended March 31, 2005. This increase in interest expense of $2,484, or approximately 39.83% over the prior period, is due primarily to interest rate changes.

Net Loss

Net loss for the three-month period ended March 31, 2006 decreased to $24,205 from $86,432 for the three-month period ended March 31, 2005. This reduction in losses of $62,227, or 72% over the prior period, is due primarily to the factors described above.

Liquidity and Capital Resources

For the three-months ended March 31, 2006, we used cash of $42,533 in our operating activities and received cash of $19,568 from our financing activities. Net cash provided by our financing activities for the three months ended March 31, 2006 were from principal payment on officer's note payable in the amount of $47,880, proceeds from shareholders' notes payable aggregating $40,000, principal payment on shareholder's note payable aggregating $40,000, payments for preferred stock dividends aggregating $19,522, proceeds from the sale of common stock aggregating $57,000, and proceeds from the exercise of stock options aggregating $30,000.

Internal Sources of Liquidity

For the three months ended March 31, 2006, the funds generated from our operations were insufficient to fund our daily operations. For the three months ended March 31, 2006, we had a gross profit of $183,274, and we were thus unable to meet our operating expenses of $196,118 for the same period. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

At March 31, 2006, we have debt owing to related parties aggregating $48,120 as summarized in Note 2 to the financial statements.

We actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. There can be no assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing stockholders. As a result, our independent registered public accounting firm has issued a "going concern" modification to its report on our audited financial statements for the year ended December 31, 2005.

Off Balance Sheet Arrangements

We do not have nor do we maintain any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2006. This evaluation was carried out under the supervision and with the participation of our acting President, Mr. Gerald McIlhargey, and our acting Chief Financial Officer, Mr. Kenneth L. Johnson (collectively, the "Certifying Officers"). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, March 31, 2006, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the "Commission").

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our periodic reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2006. Based upon this evaluation, our Certifying Officers have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may become involved in legal proceedings relating to claims arising out of our operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company. As of the date of this Report, we are not a party to any pending legal proceeding and our Management is not aware of any threatened litigation, claims or assessments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2006, we issued and/or sold the securities set forth below without registration under the Securities Act of 1933.

No underwriters were involved in these transactions. Selling prices for the shares may have been discounted from then prevailing market prices to reflect the restricted status of the shares or the urgency of our need for capital. When shares were issued for property or services, in each instance the valuation of the property or services was based on the board of director's determination of the value received for the shares, unless otherwise specified below.

In the case of sales of our securities, such securities were sold by our officers without the use of an underwriter. In effecting the sales, we relied on the exemption authority provided by Section 4(2) of the Securities Act of 1933, as amended, relating to sales not involving any public offering, and Regulation S, relating to securities sold in bona fide offshore transactions. We believe that all such sales were made by our executive officers in private, negotiated transactions without any advertising, public announcements or general solicitation. The purchasers of the shares represented themselves in writing to be, and we believe them to be, members of one or more of the following classes of purchaser:

      a.    Officers, directors, promoters or control persons of the issuer;

      b. Accredited investors, as defined in Rule 501 under Regulation D of the Securities Act;

      c.    Individuals who:

            a.    Are knowledgeable and sophisticated in investment matters;

            ii. Are able to assess the risks of an investment such as in our securities;

            iii. Are financially able to bear the risk of a loss of their entire investment; and

            iv. Have access to pertinent information regarding the issuer and its operations.

The shares are subject to the resale provisions of Rule 144 under the Securities Act of 1933, as amended, and may not be sold or transferred without registration except in accordance with that rule. Certificates representing the securities bear a legend to that effect.

Sale of Common Stock

During the three months ended March 31, 2006, the Company sold 28,500 shares of its common stock at $2.00 per share pursuant to the exemptions afforded by
Section 4(2) of the Securities Act of 1933 (the "Act"), as amended. The Company received gross proceeds of $57,000 from the sale of these securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three month period ended March 31, 2006, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any of our indebtedness exceeding 5% of our total assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three month period ended March 31, 2006.

ITEM 5. OTHER INFORMATION

Reports on Form 8-K

Item 3.02(b)      Recent Sales of Unregistered Securities

Our discussion contained in Item 2 of Part II of this Report is hereby incorporated by this reference.

Item 5.02(a) Departure of Pincipal Officers; Appointment of Principal Officers

On May17, 2006, Johnny H. Simmons delivered a note to the Company's Board of Directors that he resigned as President and Chief Executive Officer of the Company and its subsidiaries effective that day. The notice of resignation did not reference that he had any disagreement with the policies, practices or operations of the Company. Mr. Simmons still serves as a member of the Company's Board of Directors. He was replaced by Gerald McIlhargey, an independent director of the Company's Board of Directors up to his appointment by the Board as acting President and Chief Executive Officer.

Item 8.01         Other Events

On January 3, 2006, the Company issued a press release announcing that the Board of Directors had voted to seek to identify suitable candidates for potential future acquisitions that would increase shareholder value.

On April 4, 2006, the Company issued a press release announcing that it had signed a non-binding letter of intent to acquire Intellamed, Inc., a private company, as a wholly-owned subsidiary. Intellamed is a Texas-based medical asset management company whose medical services and equipment divisions facilitate the procurement and support of medical equipment to over 3,600 healthcare facilities throughout the United States. The acquisition, which called for a purchase price of approximately 30,000,000 shares of our common stock in exchange for 100% of the issued and outstanding shares of Intellamed, Inc., was subject to due diligence, approval by our Board of Directors, and the execution of a definitive agreement. Based upon further due diligence, we have attempted to negotiate a transaction for substantially less shares of our common stock than originally discussed, but no agreement with Intellamed regarding transaction terms has as yet been reached. At a Board of Directors meeting held on May 8, 2006, our Board determined to hold off on further negotiations until the financial statement of Intellamed for the six-month period ended June 30, 2006 can be analyzed and our due diligence effort with respect to that acquisition candidate is completed.

ITEM 6. EXHIBITS


Exhibit No. Description
----------  -----------

31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1 Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2 Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

     SIGNATURES

     In accordance with the requirments of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           ST. JOSEPH, INC.

                           Date:  May 22,, 2006


                           /s/ GERALD MCILHARGEY
                           ------------------------------------------------
                           Gerald McIlhargey, Acting President and Director

                           Date:  May 22, 2006