Form 10QSB
period 2006-06-30
ST JOSEPH INC
filed 2006-08-18
CIK 1177135

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 19345

                  For the quarterly period ended June 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

                         Commission file number: 0-49936

                                ST. JOSEPH, INC.
        (Exact name of Small Business Issuer as specified in its charter)

             Colorado                                   CH 47-0844532
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

  4870 S. Lewis, Suite 250 Tulsa, OK                        74105
Address of Principal Executive Offices)                  (Zip Code)

Issuer's telephone number, including area code: (918) 742-1888

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,249,212 shares as of July 24, 2006.

Transitional Small Business Disclosure Format (check one); Yes |_| No |X|

                                ST. JOSEPH, INC.
                                   Form 10-QSB

                                Table of Contents

PART I - FINANCIAL INFORMATION .............................................   3
  ITEM 1. FINANCIAL STATEMENTS .............................................   3
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ........   9
  ITEM 3. CONTROLS AND PROCEDURES ..........................................  14
PART II  - OTHER INFORMATION ...............................................  15
  ITEM 1. LEGAL PROCEEDINGS ................................................  15
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ......  15
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES ..................................  16
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............  16
  ITEM 5. OTHER INFORMATION ................................................  17
  ITEM 6. EXHIBITS .........................................................  17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                ST. JOSEPH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2006
                                   (UNAUDITED)

                              Assets
Current assets:
  Cash ...........................................................  $    22,446
  Accounts receivable ............................................      356,653
  Employee advances ..............................................        2,200
                                                                    -----------
      Total current assets .......................................      381,299

Property and equipment, net ......................................       14,096
Deposit ..........................................................        1,230
Goodwill .........................................................      258,525
                                                                    -----------
                                                                    $   655,150
                                                                    ===========

               Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable ...............................................  $   301,585
  Accrued liabilities ............................................       36,722
  Line of credit (Note 3) ........................................      200,000
  Notes payable to related party (Note 2) ........................       48,120
  Accrud interest payable (Note 2) ...............................        1,203
                                                                    -----------
      Total current liabilities ..................................      587,630
                                                                    -----------

Shareholders' equity (Note 4):
  Preferred stock, $.001 par value, $3.00 face value; 25,000,000
    shares authorized, 386,208 shares issued and outstanding .....          386
  Common stock, $.001 par value; 100,000,000 shares authorized,
    6,199,212 shares issued and outstanding ......................        6,199
  Additional paid-in capital .....................................    1,368,635
  Retained deficit ...............................................   (1,307,700)
                                                                    -----------
      Total shareholders' equity .................................       67,520
                                                                    -----------
                                                                    $   655,150
                                                                    -----------

      See accompanying notes to condensed consolidated financial statements

                                ST. JOSEPH, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                           Three Months Ended             Six Months Ended
                                                                June 30,                      June 30,
                                                       --------------------------    --------------------------
                                                           2006           2005           2006           2005
                                                       -----------    -----------    -----------    -----------
Service revenues, net ..............................   $   745,656    $   466,748    $ 1,558,843    $   877,201
Direct costs of services ...........................       615,788        351,060      1,245,701        667,488
                                                       -----------    -----------    -----------    -----------
    Gross profit ...................................       129,868        115,688        313,142        209,713

Selling, general and administrative ................       175,806        153,569        367,905        324,867
Depreciation .......................................         4,020          4,020          8,039          9,480
                                                       -----------    -----------    -----------    -----------
    Loss from operations ...........................       (49,958)       (41,901)       (62,802)      (124,634)

Non-operating income:
  Interest income ..................................             9              3             43              6
  Realized gain/(loss) on marketable securities ....        (5,033)            --         (7,707)         2,535
  Other income .....................................        19,593             --         19,593             --
Interest expense ...................................        (7,172)        (7,394)       (15,893)       (13,631)
                                                       -----------    -----------    -----------    -----------
    Loss before income taxes .......................       (42,561)       (49,292)       (66,766)      (135,724)

Income tax provision (Note 5) ......................            --             --             --             --
                                                       -----------    -----------    -----------    -----------

    Net loss .......................................       (42,561)       (49,292)       (66,766)      (135,724)

Preferred stock dividend requirements ..............       (19,552)       (19,552)       (39,104)       (39,104)
                                                       -----------    -----------    -----------    -----------

Loss applicable to common stock ....................   $   (62,113)   $   (68,844)   $  (105,870)   $  (174,828)
                                                       ===========    ===========    ===========    ===========

Basic and diluted loss per common share ............   $     (0.01)   $     (0.01)   $     (0.02)   $     (0.03)
                                                       ===========    ===========    ===========    ===========

Weighted average common shares outstanding .........     6,199,212      5,271,712      6,091,426      5,131,712
                                                       -----------    -----------    -----------    -----------

      See accompanying notes to condensed consolidated financial statements

                                ST. JOSEPH, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                         Other
                                                                                                      Comprehensive
                                                                                                         Income
                                                                                                      -------------
                                     Preferred Stock       Common Stock      Additional                Unrealized
                                   ------------------  --------------------    Paid-in     Retained     Investment
                                    Shares  Par Value    Shares   Par Value    Capital     Deficit         Gains       Total
                                   -------  ---------  ---------  ---------  ----------  -----------  -------------  --------
Balance, January 1, 2006 .......   386,208    $386     5,830,712    $5,831   $1,278,003  $(1,201,830)    $(1,601)    $ 80,789

Sale of common stock at
  $2.00 per share (Note 4) .....        --      --        28,500        28       56,972           --          --       57,000

Exercised stock options
  (Note 4) .....................        --      --       340,000       340       33,660           --          --       34,000
Preferred stock dividends ......        --      --            --        --           --      (39,104)         --      (39,104)
Comprehensive income (loss):
  Unrealized investment gains ..        --      --            --        --           --           --       1,601        1,601
  Net loss .....................        --      --            --        --           --      (66,766)         --      (66,766)
                                                                                                                     --------
Comprehensive income (loss) ....        --      --            --        --           --           --          --      (65,165)
                                   -------    ----     ---------    ------   ----------  -----------     -----       --------

Balance, June 30, 2006 .........   386,208    $386     6,199,212    $6,199   $1,368,635  $(1,307,700)    $    --     $ 67,520
                                   -------    ----     ---------    ------   ----------  -----------     -----       --------

      See accompanying notes to condensed consolidated financial statements

                                ST. JOSEPH, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                          Six Months Ended
                                                                              June 30,
                                                                       ----------------------
                                                                          2006         2005
                                                                       ---------    ---------
    Net cash used in operating activities ..........................   $ (44,419)   $ 170,055)
                                                                       ---------    ---------
Cash flows from investing activities:
  Purhcase marketable securities ...................................          --       (1,047)
  Proceeds from sale of marketable securities ......................       4,986           --
                                                                       ---------    ---------
    Net cash provided by (used in) investing activities ............       4,986       (1,047)
                                                                       ---------    ---------
Cash flows from financing activities:
  Proceeds from officer's note payable .............................          --       37,000
  Principal payment on officer's note payable (Note 2) .............     (47,880)     (37,000)
  Proceeds from note payable .......................................          --       12,000
  Proceeds from shareholders' notes payable (Note 2) ...............      40,000      114,000
  Principal payment on shareholder's note payable (Note 2) .........     (40,000)     (77,000)
  Payments for preferred stock dividends (Note 4) ..................     (39,104)     (39,104)
  Proceeds from the sale of common stock (Note 4) ..................      57,000      145,000
  Proceeds from exercise of stock options (Note 4) .................      34,000        2,500
                                                                       ---------    ---------
    Net cash provided by financing activities ......................       4,016      157,396
                                                                       ---------    ---------
      Net change in cash ...........................................     (35,417)     (13,706)

Cash, beginning of period ..........................................      57,863       14,855
                                                                       ---------    ---------
Cash, end of period ................................................   $  22,446    $   1,149
                                                                       =========    =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes ...................................................   $      --    $      --
                                                                       =========    =========
    Interest .......................................................   $  14,690    $  13,631
                                                                       ---------    ---------

      See accompanying notes to condensed consolidated financial statements

                                ST. JOSEPH, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)   Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the instructions for Form 10-QSB and the accounting policies in its Form 10-KSB for the year ended December 31, 2005 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments), which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

(2)   Related Party Transactions

During December 2003, an individual who was then an officer advanced the Company $195,000 for working capital in exchange for a promissory note, of which $96,000 remained unpaid as of December 31, 2005. The note carries a ten percent interest rate, payable quarterly, and matures on June 15, 2005. The Company repaid $99,000 in principal and $15,562 in interest. The remaining balance of the note was satisfied by issuing a new promissory note on June 16, 2005, as discussed below.

On June 16, 2005, the Company issued the above-referenced individual a promissory note in the amount of $96,000. This note replaced and superseded the promissory note dated December 2003. The note carries a ten percent interest rate, payable quarterly and matured on June 16, 2006. During the six months ended June 30, 2006, the Company repaid $47,880 of principal and $2,400 of interest. As of June 30, 2006, the Company owed $48,120 in principal and $1,203 in accrued interest on the note. Interest expense on the note totaled $3,603 for the six months ended June 30, 2006.

Under the terms of the note, the Company is currently in default of the note. In the event that the above-referenced individual decides to institute legal proceeding to collect this note and prevails, the Company will have to pay him his court costs, including reasonable attorneys' fees. However, the Company believes that the amount owed to this individual on the note is fully or partially offset by sums owed to the Company in connection with expense reimbursements that were paid to this individual while he was an officer of the Company and to which the Company believes he may not have the rights. The Company's management is currently discussing with this individual regarding a resolution of the note and the expense reimbursements that are at issue. The parties have a tentative oral agreement that any sums owed by this individual to the Company will offset amounts payable to him pursuant to the note. However, the parties have not yet determined the amount that the Company is entitled to from this individual.

On January 5, 2006, a shareholder advanced the Company $40,000 for working capital. The Company repaid the advance on January 31, 2006.

During the year ended December 31, 2005, an employee advanced the Company $51,900 for working capital in exchange for promissory notes, of which $11,834 remained unpaid as of December 31, 2005. The Company repaid the $11,834 in 2006.

(3)   Line of Credit

The Company has a $200,000 line of credit and the entire balance was unpaid and outstanding at June 30, 2006. Interest payments are due monthly. The line matures on August 1, 2006. The line is collateralized by most all of the Company's assets and is guaranteed by the Company's former president.

(4)   Shareholders' Equity

Preferred Stock

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. In December 2003, the Company issued 386,208 shares of convertible preferred stock that remain outstanding at June 30, 2006. Each share of preferred stock is convertible to one share of common stock and has a yield of 6.75 percent dividend per annum, which is paid quarterly on a calendar basis for a period of 5 years. The Company paid $39,104 in preferred stock dividends during the six months ended June 30, 2006.

Common Stock

During the six months ended June 30, 2006, the Company sold 28,500 shares of its common stock at $2.00 per share pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933 (the "Act"), as amended. The Company received gross proceeds of $57,000.

Common Stock Options

The following schedule summarizes the changes in the Company's stock options for the six months ended June 30, 2006:

                                    Options Outstanding
                                       and Exercisable
                                 --------------------------   Weighted Average
                                 Number of   Exercise Price    Exercise Price
                                   Shares      Per Share         Per Share
                                 ---------   --------------   ---------------
Balance at December 31, 2005..   2,500,000        $0.10            $0.10
  Options granted.............          --          N/A              N/A
  Options exercised...........    (340,000)       $0.10            $0.10
  Options expired.............          --          N/A              N/A
                                 ---------        -----            -----
Balance at June 30, 2006......   2,160,000        $0.10            $0.10
                                 =========        =====            =====

(5)   Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

(6)   Concentration of Credit Risk

The Company conducts a significant portion of its operations with two customers. During the six months ended June 30, 2006, approximately 82% of the Company's service revenues were conducted with these customers.

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

General

St. Joseph, Inc. ("us," "we," "our" or the "Company") conducts all of our business through our wholly-owned subsidiaries, Staf*Tek Services, Inc. and Staf*Med Global, Inc.

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

During the six month period ended June 30, 2006, we paid $39,104 in dividends on our convertible preferred stock. There were no accrued and unpaid dividends on our convertible preferred stock as at June 30, 2006.

As a result of the acquisition, Staf*Tek currently operates as our wholly-owned subisidary, specializing in the recruiting and placement of professional technical personnel on a temporary and permanent basis. Staf*Tek is primarily a regional professional service firm that provides experienced and highly qualified information technology personnel who can demonstrate diversity and flexibility in the work force. Staf*Tek provides Information Technology employees in areas ranging from multiple platform systems integration to end-user support, including specialists in programming, networking, systems integration, database design and help desk support. Staf*Tek's candidate databases concerning Information Technology (IT) experience, skills, and performance are continually being updated regarding new referrals and existing candidates. Staf*Tek's contract services are performed by a nucleus of both permanent and temporary professionals. Staf*Tek responds to a broad range of assignments from technical one-person assignments to major projects including, but not limited to: Internet/Intranet Development, Desktop Applications Development, Project Management and Completion, Enterprise Systems Development, SAP Implementation and Legacy MainFrame Projects. Staf*Tek also provides computer training, online assessments and certification at its web-site, www.staftek.com, through Get Smart Online. The Get Smart Online technology provides anyone with internet access the opportunity to get tested and certified in over 50 Information Technology skill sets.

Staf*Med Global, Inc.

We formed Staf*Med Global, Inc., a Texas corporation ("Staf*Med"), on September 8, 2005 as our wholly-owned subsidiary to service the staffing needs of the rapidly growing healthcare industry with the same values we represent at Staf*Tek Services, Inc. Staf*Med offers opportunities and services to virtually every sector of the healthcare industry. As of June 30, 2006, Staf*Med is still in the process of acquiring a database of qualified staff and has not yet received any income from operations.

Staf*Tek and Staf*Med currently utilize one office located in Tulsa, Oklahoma.

Results of Operations For The Three Monthds Ended June 30, 2006 and 2005

Gross Profit

                           Three months ended   Three months ended   Increase (Decrease) from
                              June 30, 2006        June 30, 2005             prior year
                           ------------------   ------------------   --------------------------
Service revenues, net            $745,656            $466,748                $278,908
Direct costs of services          615,788             351,060                 264,728
Gross Profit                      129,868             115,688                  14,180

For the three-month period ended June 30, 2006, we had a gross profit of $129,868, compared to a gross profit of $115,688 for the three-month period ended June 30, 2005. This increase in our gross profitability of $14,180, or approximately 12.26% over the prior period, is due primarily to the increase in our net service revnues, as discussed below.

Net service revenues for the three-month period ended June 30, 2006 increased to $745,656 from $466,748 for the three month period ended June 30, 2005. This increase in net service revenues of $278,908, or approximately 59.76% over the prior period, is due primarily to the revenues generated by the addition of approximately eighteen new contracted employees since the prior period.

Direct costs of our services for the three-month period ended June 30, 2006 increased to $615,788 from $351,060 for the three-month period ended June 30, 2005. This increase in our direct costs of services of $264,728, or approximately 75.41% over the prior period, is due primarily to the cost of the increased number of new contracted employees described above.

Total Operating Expenses

                                      Three months ended   Three months ended   Increase (Decrease) from
                                         June 30, 2006       June 30, 2005             prior year
                                      ------------------   ------------------   ------------------------
Selling, General and Administrative
  Expenses                                 $175,806             $153,569                 $22,237
Depreciation                                  4,020                4,020                       0
Total Operating Expenses                    179,826              157,579                  22,237

Total operating expenses for the three-month period ended June 30, 2006 increased to $179,826 from $157,579 for the three-month period ended June 30, 2005. This increase in our total operating expenses of $22,237, or approximately 14.11%, is covered below in our discussion of Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the three-month period ended June 30, 2006 increased to $175,806 from $153,569 for the three-month period ended June 30, 2005. This increase in selling, general and administrative expenses of $22,237, or approximately 14.48% over the prior period, is due primarily to the cost of adding sales staff to assist in candidate searches and placement.

Non-Operating Income/Expenses

                                     Three months ended   Three months ended   Increase (Decrease) from
                                        June 30, 2006        June 30, 2005            prior year
                                     ------------------   ------------------   ------------------------
Interest income                           $     9              $     3                  $     6
Realized gain/(loss) on marketable
  securities                               (5,033)                  --                    (5033)
Other income                               19,593                   --                   19,593
Interest expense                           (7,172)              (7,394)                     222

For the three-month period ended June 30, 2006, we had interest income of $9 compared to interest income of $3 for the six-month period ended June 30, 2005.

For the three-month period ended June 30, 2006, we had a realized loss on marketable securities aggregating $5,033. This is due primarily to market conditions existing at the time the positions were closed.

Interest expense for the three-month period ended June 30, 2006 decreased to $7,172 from $7,394 for the three-month period ended June 30, 2005. This decrease in interest expense of $222, or approximately 3.00% over the prior period, is due primarily to interest rate changes.

Losses

                       Three months ended   Three months ended   Increase (Decrease) from
                          June 30, 2006       June 30, 2005             prior year
                       ------------------   ------------------   ------------------------
Loss from operations        ($49,958)            ($41,901)                 $8,057
Net loss                    ($42,561)            ($49,292)                ($6,731)

For the three-month period ended June 30, 2006, we incurred a loss from operations in the amount of $49,958 compared to a loss from operations for the three-month period ended June 30, 2005 of $41,901. This increase in loss from operations of $8,057, or approximately 19.23% over the prior period, is due to the increase in our selling, general and administrative expenses, as discussed above.

Net loss for the three-month period ended June 30, 2006 decreased to $42,561 from $49,292 for the three-month period ended June 30, 2005. This reduction in losses of $6,731, or 13.66% over the prior period, is due primarily to the increase in our net service revenues.

Results of Operations For The Six Months Ended June 30, 2006 and 2005

Gross Profit

                           Six months ended   Six months ended   Increase (Decrease) from
                             June 30, 2006      June 30, 2005            prior year
                           ----------------   ----------------   ------------------------
Service revenues, net         $1,558,843          $877,201               $681,642
Direct costs of services       1,245,701           667,488                578,213
Gross Profit                     313,142           209,713                103,429

For the six-month period ended June 30, 2006, we had a gross profit of $313,142, compared to a gross profit of $209,713 for the six-month period ended June 30, 2005. This increase in our gross profitability of $103,429, or approximately 49.32% over the prior period, is due primarily to the increase in net service revenues, as discussed below.

Net service revenues for the six-month period ended June 30, 2006 increased to $1,558,843 from $877,201 for the six month period ended June 30, 2005. This increase in net service revenues of $681,642, or approximately 77.71% over the prior period, is due primarily to the revenues generated by the addition of approximately eighteen new contracted employees since the prior period.

Direct costs of our services for the six-month period ended June 30, 2006 increased to $1,245,701 from $667,488 for the six-month period ended June 30, 2005. This increase in our direct costs of services of $578,213, or approximately 86.63% over the prior period, is due primarily to the cost of the increased number of new contracted employees described above.

Total Operating Expenses

                                      Six months ended   Six months ended   Increase (Decrease) from
                                        June 30, 2006      June 30, 2005           prior year
                                      ----------------   ----------------   ------------------------
Selling, General and Administrative
  Expenses                                $367,905           $324,867                $43,038
Depreciation                                 8,039              9,480                  1,441
Total Operating Expenses                   375,944            334,347                 41,597

Total operating expenses for the six-month period ended June 30, 2006 increased to $375,944 from $334,347 for the Six month period ended June 30, 2005. This increase in our total operating expenses of $41,597, or approximately 12.44%, is covered below in our discussion of Selling, General and Administrative Expenses and Depreciation Expenses.

Selling, general and administrative expenses for the six-month period ended June 30, 2006 increased to $367,905 from $324,867 for the six-month period ended June 30, 2005. This increase in selling, general and administrative expenses of $43,038, or approximately 13.25% over the prior period, is due primarily to the cost of adding two new job boards to assist in candidate searches and a new employee in the sales function department.

Depreciation expense for the six-month period ended June 30, 2006 decreased to $8,039 from $9,480 for the six-month period ended June 30, 2005. This decrease in the depreciation expense of $1,441 or approximately 15.20% over the prior period is due primarily to normal decline in depreciation expense for aging assets based on the company's depreciation method and asset lives utilized.

Non-Operating Income/Expenses

                                     Six months ended   Six months ended   Increase (Decrease) from
                                       June 30, 2006      June 30, 2005           prior year
                                     ----------------   ----------------   ------------------------
Interest income                          $    43            $     6               $     37
Realized gain/(loss) on marketable
  securities                              (7,707)             2,535                (10,242)
Other income                              19,593                 --                 19,593
Interest expense                          (7,172)            (7,394)                   222

For the six-month period ended June 30, 2006, we had interest income of $43 compared to interest income of $6 for the six-month period ended June 30, 2005.

For the six-month period ended June 30, 2006, we had a realized loss on marketable securities aggregating $7,707, compared to a realized gain on marketable securities aggregating $2,535 for the six month period ended June 30, 2005. This difference of $10,242, or approximately 404.02%, is due primarily to market conditions existing at the time the positions were closed.

Interest expense for the six-month period ended June 30, 2006 increased to $15,893 from $13,631 for the six-month period ended June 30, 2005. This increase in interest expense of $2,262, or approximately 16.59% over the prior period, is due primarily to interest rate changes.

Losses

                       Six months ended   Six months ended   Increase (Decrease) from
                         June 30, 2006      June 30, 2005            prior year
                       ----------------   ----------------   ------------------------
Loss from operations       ($62,802)         ($124,634)             $61,832
Net loss                   ($66,766)         ($135,724)             $68,958

For the six-month period ended June 30, 2006, we incurred a loss from operations in the amount of $62,802 compared to a loss from operations for the six-month period ended June 30, 2005 of $124,634. This reduction in loss from operations of $61,832, or approximately 49.61% over the prior period, is due to the increase in our net service revenues.

Net loss for the six-month period ended June 30, 2006 decreased to $66,766 from $135,724 for the six-month period ended June 30, 2005. This reduction in losses of $68,958, or 50.81% over the prior period, is due primarily to the increase in our net service revenues.

Liquidity and Capital Resources

For the six-months ended June 30, 2006, we had a cash reserve of $22,446. During the six-months ended June 20, 2006, we used cash in the amount of $44,419 in our operating activities and received cash of $4,016 from our financing activities. Net cash provided by our financing activities for the six months ended June 30, 2006 were from principal payment on officer's note payable in the amount of $47,880, proceeds from shareholders' notes payable aggregating $40,000, principal payment on shareholder's note payable aggregating $40,000, payments for preferred stock dividends aggregating $39,104, proceeds from the sale of common stock aggregating $57,000, and proceeds from the exercise of stock options aggregating $34,000. We also received $4,986 from investing activities through the sale of marketable securities.

During the six months ended June 30, 2005 and 2004, the Company's cash activities were as follows:

                                                   2006        2005
                                                 --------   ---------
Cash used for operating activities               ($44,419)  ($170,055)
Cash provided by/used for investing activities      4,986      (1,047)
Cash provided by financing activities               4,016     157,396

During the six months ended June 30, 2005, cash provided by financing activities was primarily from options being execised and the sale of common stock through subscription agreement.

Internal Sources of Liquidity

For the six months ended June 30, 2006, the funds generated from our operations were insufficient to fund our daily operations. For the six months ended June 30, 2006, we had a gross profit of $313,142, and we were thus unable to meet our operating expenses of $375,944 for the same period. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

At June 30, 2006, we have debt owing to a related party aggregating $48,120 as summarized in Note 2 to the financial statements.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2006. This evaluation was carried out under the supervision and with the participation of our acting President, Mr. Gerald McIlhargey, and our acting Chief Financial Officer, Mr. Kenneth L. Johnson (collectively, the "Certifying Officers"). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, June 30, 2006, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the "Commission").

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

Internal Control over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2006. Based upon this evaluation, our Certifying Officers have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2006, we issued and/or sold the securities set forth below without registration under the Securities Act of 1933.

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

Sale of Common Stock

On February 3, 2006, we entered into a Subscription Agreement (the "Agreement") with select accredited investors for the sale of our common stock, par value $0.001 per share. As of July 7, 2006, these investors subscribed a total of $57,000 of the offering, and we have issued 28,500 shares of our common stock. Less commission and financing expenses, we have received a total of $57,000 in net proceeds.

The sale of our common stock is a part of an offering to sell up to $1,000,000 of our common stock to accredited investors only. The shares of our common stock have been offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act"). Each of the investors is an accredited investor as defined in Rule 501 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Other than discussed below, during the six month period ended June 30, 2006, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any of our indebtedness exceeding 5% of our total assets.

On June 16, 2005, we issued John Simmons, our former President, a promissory note in the amount of $96,000. This note replaced and superseded a promissory note that we issued to Mr. Simmons in December of 2003. The note carries a ten percent interest rate, payable quarterly and matured on June 16, 2006. During the six months ended June 30, 2006, we repaid $47,880 of principal and $2,400 of interest. As of June 30, 2006, we owed $48,120 in principal and $1,203 in accrued interest on the note. Interest expense on the note totaled $3,603 for the six months ended June 30, 2006.

Under the terms of the note, we are currently in default of the note. In the event that Mr. Simmons decides to institute legal proceeding to collect this note and prevails, we will have to pay Mr. Simmons his court costs, including reasonable attorneys' fees. However, we believe that the amount owed to Mr. Simmons on the note is fully or partially offset by sums owed to us in connection with expense reimbursements that were paid to Mr. Simmons while he was the President of our Company and to which we believe he may not have the rights. Our management is currently discussing with Mr. Simmons regarding a resolution of the note and the expense reimbursements that are at issue. The parties have a tentative oral agreement that any sums owed by Mr. Simmons to the Company will offset amounts payable to him pursuant to the note. However, we have not yet determined the amount that we are entitled to from Mr. Simmons.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the six month period ended June 30, 2006.

ITEM 5. OTHER INFORMATION

Reports on Form 8-K

Item 5.02(a) Departure of Pincipal Officers; Appointment of Principal Officers

On August 14, 2006, Kimberly A. Samon resigned as a Director of our Company's. Ms. Samon's resignation did not reference that she had any disagreement with our Company on any matter relating to our operations, policies, or practices.

ITEM 6. EXHIBITS

Exhibit
  No.     Description
-------   -----------
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


                                ST. JOSEPH, INC.

                                Date: August 18,, 2006


                                /s/ GERALD MCILHARGEY
                                ------------------------------------------------
                                Gerald McIlhargey, Acting President and Director

                                Date: August 18, 2006