Form 10QSB
period 2006-09-30
ST JOSEPH INC
filed 2006-11-20
CIK 1177135

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 19345

For the quarterly period ended September 30, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission file number: 0-49936

ST. JOSEPH, INC.
(Exact name of Small Business Issuer as specified in its charter)

Colorado	CH 47-0844532
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4870 S. Lewis, Suite 250 Tulsa, OK	74105
Address of Principal Executive Offices)	(Zip Code)

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
Yes              No    X    .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __________ No __________

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,049,212 shares as of November 14, 2006.

Transitional Small Business Disclosure Format (check one); Yes [  ] No [X]

ST. JOSEPH, INC.
Form 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2006
(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash	$13,164
Accounts receivable:
Trade	318,873
Other	2,200

Total current assets	334,237

FIXED ASSETS:
Leasehold improvements	19,585
Office equipment	131,398

Gross fixed assets	150,983

Accumulated depreciation and amortization	(140,907)

Net Fixed Assets	10,076

OTHER ASSETS:
Deposits	1,230
Goodwill	258,525

Total other assets	259,755

$604,068

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable	$200,000
Accounts payable	274,486
Accrued liabilities	51,979

Total current liabilities	501,465

LONG-TERM DEBT
Note payable to officer	48,120

STOCKHOLDERS' EQUITY:
Preferred stock, Series A, $.001 par value, $3.00 face value; 25,000,000 shares
authorized, 386,208 shares issued and outstanding	386
Preferred stock, Series A, $.001 par value, $1.20 face value; 150,000 shares
authorized,50,000 shares issued and outstanding	50
Common stock, $.001 par value; 100,000,000 shares authorized,
6,299,212 shares issued and outstanding	6,049
Additional paid-in capital	1,562,692
Retained deficit	(1,539,694)

Total Stockholders' Equity	54,483

$604,068

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

SERVICE REVENUES	$616,596	$493,927	$2,175,439	$1,371,128
DIRECT COST OF REVENUES	538,453	426,782	1,784,154	1,094,270

Gross Margin	78,143	67,145	391,285	276,858

COSTS AND EXPENSES:
General and Administrative Expenses	128,000	126,470	495,905	451,337
Stock-Based Compensation, Common Stock Options	148,957	-	148,957	-
Depreciation and Amortization	4,019	1,519	12,058	10,999

Total Costs and Expenses	280,976	127,989	656,920	462,336

Operating Loss	(202,833)	(60,844)	(265,635)	(185,478)

OTHER INCOME AND (EXPENSE):
Interest Income	17	1	60	7
Interest Expense	(7,393)	(6,933)	(23,286)	(20,564)
Gain (loss) on sale of securities	(0)	-	(7,707)	2,535
Other Income	17	-	19,609	-

Net Other Expense	(7,359)	(6,932)	(11,324)	(18,022)

Net Loss	(210,192)	(67,776)	(276,958)	(203,500)

Accumulated Deficit at Beginning of Period	(1,307,700)	(971,418)	(1,201,830)	(796,590)

Preferred stock dividend requirements	(21,802)	(19,552)	(60,906)	(58,656)

Accumulated Deficit at September 30, 2006	$(1,539,694)	$(1,058,746)	$(1,539,694)	$(1,058,746)

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Stock- Series A		Preferred Stock- SeriesB		Common Stock		Additional Paid-in	Retained	Other Comprehensive
	Shares	Par value	Shares	Par value	Shares	Par value	Capital	Deficit	Income(Loss)	Total

Balance December 31, 2005	386,208	$386			5,830,712	$5,831	$1,278,003	$(1,201,830)	$(1,601)	$80,789
Sale of common stock at $2 per share					28,500	28	56,972			57,000

Exercised stock options at $.50 per share					300,000	300	29,700			30,000

Unrealized investment gains									1,601	1,601

Preferred stock dividends								(19,552)		(19,552)

Comprehensive income (loss)								(24,205)		(24,205)

Balance March 31, 2006	386,208	386	-	-	6,159,212	6,159	1,364,675	(1,245,587)	-	125,633

Sale of common stock at $2 per share										-

Exercised stock options at $.50 per share					40,000	40	3,960			4,000

Unrealized investment gains										-

Preferred stock dividends								(19,552)		(19,552)

Comprehensive income (loss)								(42,561)		(42,561)

Balance June 30, 2006	386,208	386			6,199,212	6,199	1,368,635	(1,307,700)	-	67,520

Sale of common stock at $2 per share										-

Issuance of Common Stock Options							148,957			148,957

Exercise of stock options at $.10 per share					100,000	100	9,900			10,000

Sale of preferred stock-series B			50,000	50			59,950			60,000

Repurchase of common shares	-	-	-	-	-	(250,000)	(250)

Preferred stock dividends-Series A & B								(21,802)		(21,802)

Comprehensive income (loss)								(210,192)		(210,192)

Balance September 30, 2006	386,208	$386	50,000	$50	6,049,212	$6,049	$1,562,692	$(1,539,694)	$-	$29,483

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	Sept 30, 2006	Sept 30, 2005

Net cash used in operating activities	$(97,772)	$(223,626)

INVESTING ACTIVITIES
Purchase marketable securities	-	(1,047)
Decrease in marketable securities	11,092	-

Net cash provided by (used in) financing activities	11,092	(1,047)

FINANCING ACTIVITIES
Proceeds from officers' notes payable	-	37,500
Payments on notes payable to officers	-	(37,500)
Proceeds from related parties notes payable	-	105,300
Payments on notes payable to related parties	(59,714)	(105,000)
Proceeds from note payable	-	12,000
Payments on preferred stock dividends	(60,906)	(58,656)
Proceeds from line of credit	-	50,000
Proceeds from exercised stock options	44,000	-
Proceeds from sale of common stock	57,000	349,000
Proceeds from sale of preferred stock	60,000	2,500
Net cash provided by financing activities	40,380	355,144

Changes on other comprehensive income	1,601	-

DECREASE IN CASH	(44,699)	130,471

CASH AT BEGINNING OF PERIOD	57,863	14,855

CASH AT END OF PERIOD	$13,164	$145,326

SUPPLEMENTAL INFORMATION:
Income Taxes	$-	$-
Interest Paid	$23,430	$20,564

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

The condensed financial statements presented herein have been prepared by St. Joseph, Inc. (the “Company”) in accordance with the instructions for Form 10-QSB and the accounting policies described in its Form 10-KSB for the year ended December 31, 2005, and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

(2)	Related Party Transactions

During December 2003, an officer advanced the Company $195,000 for working capital in exchange for a promissory note, of which $96,000 remained unpaid as of December 31, 2005. The note carries a ten percent interest rate, payable quarterly, and matures on June 15, 2006. As of September 30, 2006, the Company owed $48,120 in principal and $2,406 in accrued interest on the note. Interest expense on the note totaled $1,203 for the three months ended September 30, 2006.

On January 5, 2006, a shareholder advanced the Company $40,000 for working capital. The Company repaid the advance on January 31, 2006.

During the year ended December 31, 2005, an employee advanced the Company $51,900 for working capital in exchange for promissory notes, of which $11,834 remained unpaid as of December 31, 2005. The Company repaid the $11,834 prior to September 30, 2006.

(3)	Line of Credit

The Company has a $200,000 line of credit and the entire balance was unpaid and outstanding as at September 30, 2006. Interest payments are due monthly. The line matures on January 5, 2007. The line is collateralized by most all of the Company’s assets.

ST. JOSEPH, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(4)	Shareholders’ Equity

Preferred Stock

During the nine months ended September 30, 2006, the Company did not issue any Series A Convertible Preferred Stock. The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock that remain outstanding at September 30, 2006. Each share of Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, which is paid quarterly on a calendar basis for a period of 5 years. The Company paid $19,552 in Series A Convertible Preferred Stock dividends during the three months ended September 30, 2006.

During the nine months ended September 30, 2006, the Company authorized the issuance of up to 150,000 shares of Series B Convertible Preferred Stock. During the nine months ended September 30, 2006, the Company sold 50,000 shares of Series B Convertible Preferred Stock that remains outstanding at September 30, 2006. Each share of Series B Convertible Preferred Stock is convertible to one share of common stock and has a yield of 15% dividend per annum, which is paid monthly on a calendar basis for a period of 18 months. The Company has paid $2,250 in preferred stock dividends during the nine months ended September 30, 2006.

Common Stock

During the nine months ended September 30, 2006, the Company sold 28,500 shares of its common stock at $2.00 per share pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933 (the “Securities Act”), as amended. The Company received gross proceeds of $57,000 from such sales.

Common Stock Options

On August 24, 2006, the Company granted options to ten employees and directors to purchase 410,000 shares of the Company’s common stock at an exercise price of $1.05 per share. The options vested on the date of grant. The Company’s common stock had a traded market value of $1.05 on the grant date. The weighted average exercise price and weighted average fair value of these options on the date of grant were $1.05 and $.363, respectively. Stock-based compensation totaling $148,957 has been recognized in the accompanying consolidated financial statements related to these options.

The fair value for the options granted during the quarter ended September 30, 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.78%
Dividend yield	0.00%
Volatility factor	29.02%
Weighted average expected life	5 years

ST. JOSEPH, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following schedule summarizes the changes in the Company’s stock options for the nine months ended September 30, 2006:

	Options Outstanding and Exercisable		Weighted Average
	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Per Share
Balance at December 31, 2005	2,500,000	$0.10	$0.10
Options granted	410,000	$1.05	$1.05
Options exercised	(440,000)	$0.10	$0.10
Options expired	(1,650,000)	$0.10	$0.10

Balance at September 30, 2006	820,000	$0.10	$0.58

Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

(6) Legal Proceedings

On July 28, 2006, Zachary Karo filed a lawsuit against our company and our subsidiary Staf*Tek Services, Inc. in the district court in Tulsa County, Oklahoma, Case No. CJ 2006 04713, in connection with stock options allegedly granted to Mr. Karo. Mr. Karo alleges that he was granted an option to purchase up to 25,000 shares of our common stock at $0.10 per share but that our management refused to issue Mr. Karo such shares upon his exercise of the alleged option. Mr. Karo is seeking damages, actual and exemplary, against us in an amount in excess of $10,000. Our management has denied that Mr. Karo was owed such stock options. We have engaged local counsel and intend to vigorously defend this action on the basis brought by the plaintiffs. We have filed a motion to dismiss this action and a hearing on the motion is set for December 15, 2006. The costs of defending against the complaint could be substantial; however we are unable to predict an exact amount, or even a meaningful estimate, at this time.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following presentation of Management’s Discussion and Analysis has been prepared by internal management and should be read in conjunction with the financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-QSB. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be given serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the “safe harbor” protections available to some publicly reporting companies under applicable federal securities law do not apply to us as an issuer of penny stocks. Our actual results could differ materially from those discussed here.

General

St. Joseph, Inc. (“us,” “we,” “our” or the “Company”) conducts all of our business through our wholly-owned subsidiaries, Staf*Tek Services, Inc.

Staf*Tek Services, Inc.

Staf*Tek Services, Inc. (“Staf*Tek”) was organized as an Oklahoma corporation on January 2, 1997. On January 2, 2004, we closed our acquisition of Staf*Tek pursuant to an agreement by which we acquired 100% percent of the issued and outstanding shares of Staf*Tek's common stock in exchange for (1) 380,500 shares of our $.001 par value convertible preferred stock; (2) 219,500 shares of our $.001 par value common stock; and (3) $200,000 in cash. Our convertible preferred stock has a face value of $3.00 per share with a yield of 6.75% dividend per annum, which will be paid quarterly on a calendar basis for a period of five years. The convertible preferred stock may be converted into our common stock at the rate of one share of convertible preferred stock for one share of common stock at any time by the shareholder. We may call the convertible preferred stock for redemption no sooner than two years after the date of issuance, and only if our common stock is trading on a recognized United States stock exchange for a period of no less than thirty consecutive trading days at a market value of $5.00 or more per share. However, as of this date, the stock has not traded at that amount.

During the three month period ended September 30, 2006, we paid $21,802 in dividends on our convertible preferred stock. There were no accrued and unpaid dividends on our convertible preferred stock as at September 30, 2006.

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

Cancellation of Stock Options

Between October 28, 2003 and March 23, 2004, our Board of Directors approved the grant of stock options to each of our then Directors, John H. Simmons, Bruce E. Schreiner, Kenneth L. Johnson, Dr. Milton Harbuck, Kimberly Samon, Gerald McIlhargey and Jerry Malone (each, an “Optionee”) in consideration for services provided to our Company as Directors. Each option was exercisable immediately at the exercise price of $0.10 per share and expires on the tenth day after an Optionee’s removal from our Board of Directors for reasons other than for a voluntary resignation. The Board of Directors approved the issuance of an aggregate of 2,600,000 options to our then directors, with each Director receiving 100,000 options, with the sole exception of Mr. Simmons, who received 2,000,000 options, or 2,000% more the other Directors.

As disclosed in the Current Report on Form 8-K filed by the Company on August 30, 2006, at the annual meeting of our Board of Directors on August 24, 2006, our Directors reviewed the options previously granted by our Board Directors to our then directors John H. Simmons, Bruce E. Schreiner, Kenneth L. Johnson, Dr. Milton Harbuck, Kimberly Samon, Gerald McIlhargey and Jerry Malone (each, an “Optionee”) in consideration for services provided to our Company as Directors. Each option was exercisable immediately at the exercise price of $0.10 per share and expires on the tenth day after an Optionee’s removal from our Board of Directors for reasons other than for a voluntary resignation. The Board of Directors approved the issuance of an aggregate of 2,600,000 options to our then directors, with each Director receiving 100,000 options, with the sole exception of Mr. Simmons, who received 2,000,000 options, or 2,000% more the other Directors. After careful and exhaustive deliberation, our Directors concluded that the options granted to Mr. Simmons as consideration for providing the same directorial services as the other Optionees was not fair and reasonable to our shareholders. Specifically, our Board of Directors concluded that the amount of options granted to Mr. Simmons, which was 2,000% more than the amount of options granted the other Optionees individually, and 333% more than the amount of options granted to the other Optionees in the aggregate was unduly excessive, unreasonable, and unfair to our shareholders. Therefore, our Board of Directors resolved to void 1,900,000 options previously granted to Mr. Simmons.

In connection with the cancellation of the options previously granted to Mr. Simmons, we cancelled 250,000 shares of our common stock that were previously issued to Mr. Simmons pursuant to the exercise of these now cancelled options.

On the other hand, our Directors concluded that the grant of 100,000 options to each Optionee was fair and reasonable, and accordingly ratified the issuance of 100,000 options to each Optionee, including Mr. Simmons. To the extent that the issuance of the 1,900,000 options which have been voided by resolution of our Board of Directors is deemed fair, we may have contingent liability for cancelling Mr. Simmons’ 1,900,000 options.

Results of Operations for the Three Months Ended September 30, 2006 and 2005

Gross Profit

	Three months ended September 30, 2006	Three months ended September 30, 2005	Increase (Decrease) from prior year
Revenues, net	$616,596	$493,927	$122,669
Direct costs of services	538,453	426,782	111,671
Gross Profit	78,143	67,145	10,998

For the three-month period ended September 30, 2006, we had a gross profit of $78,143, compared to a gross profit of $67,145 for the three-month period ended September 30, 2005. This increase in our gross profitability of $10,998, or approximately 16.38% over the prior period, is due primarily to the decrease in our cost of revenues, as discussed below.

Net revenues for the three-month period ended September 30, 2006 increased to $616,596 from $493,927 for the three-month period ended September 30, 2005. This increase in net revenues of $122,669, or approximately 24.84%, over the prior period, is due primarily to the revenues generated by the addition of newly contracted employees since the prior period.

Cost of revenues for the three-month period ended September 30, 2006 increased to $538,453 from $426,782 for the three-month period ended September 30, 2005. This increase in cost of revenues of $111,671, or approximately 26.17%, over the prior period, is due primarily to the cost of the increased number of new contracted employees described above.

Total Operating Expenses

	Three months ended September 30, 2006	Three months ended September 30, 2005	Increase (Decrease) from prior year
Selling, General and Administrative Expenses	$128,000	$126,470	$1,530
Stock-based compensation, common stock options	148,957	0	148,957
Depreciation	4,019	1,519	2,500
Total Operating Expenses	280,976	127,989	152,987

Total operating expenses for the three-month period ended September 30, 2006 increased to $280,976 from $127,989 for the three-month period ended September 30, 2005. This increase in our total operating expenses of $152,987, or approximately 119.53%, is covered below in our discussion of Selling, General and Administrative Expenses and Stock-Based Compensation.

Selling, general and administrative expenses for the three-month period ended September 30, 2006 increased to $128,000 from $126,470 for the three-month period ended September 30, 2005. This increase in selling, general and administrative expenses of $1,530, or approximately 1.21% over the prior period, is due primarily to the cost of adding sales staff to assist in candidate searches and placements.

We had stock-based compensation expenses of $148,957 for the three-month period ended September 30, 2006, and did not have such stock-based compensation for the three-month period ended September 30, 2005. This increase is due to our issuances of stock options as compensation to certain employees and directors.

Non-Operating Income/Expenses

	Three months ended September 30, 2006	Three months ended September 30, 2005	Increase (Decrease) from prior year
Interest income	$17	$1	$16
Realized gain/(loss) on marketable securities	0	0	0
Other income	17	0	0
Interest expense	(7,393)	(6933)	(460)

For the three-month period ended September 30, 2006, we had interest income of $17 compared to interest income of $1 for the three-month period ended September 30, 2005.

For the three-month period ended September 30, 2006, we did not realize a gain or a loss on marketable securities.

Interest expense for the three-month period ended September 30, 2006 increased to $7,393 from $6933 for the three-month period ended September 30, 2005. This increase in interest expense of $460, or approximately 6.63% over the prior period, is due primarily to the increase of interest bearing debts.

Losses

	Three months ended September 30, 2006	Three months ended September 30, 2005	Increase (Decrease) from prior year
Loss from operations	($202,833)	($60,844)	($141,989)
Net loss	(210,192)	(67,776)	(142,416)

For the three-month period ended September 30, 2006, we incurred a loss from operations in the amount of $202,833 compared to a loss from operations for the three-month period ended September 30, 2005 of $60,844. This increase in loss from operations of $141,989, or approximately 233.37% over the prior period, is due to our grant of stock options, as discussed above.

Net loss for the three-month period ended September 30, 2006 increased to $210,192 from $67,776 for the three-month period ended September 30, 2005. This increase in losses of $142,416, or 210.13% over the prior period, is due primarily to the increase in our stock-based compensation expenses, as discussed above.

Results of Operations for the Nine Months Ended September 30, 2006 and 2005

Gross Profit

	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Increase (Decrease) from prior year
Revenues, net	$2,175,439	$1,371,128	$804,311
Direct costs of services	1,784,154	1,094,270	689,883
Gross Profit	391,285	276,858	114,427

Gross profit for the nine-month period ended September 30, 2006 increased to $391,285 from $276,858 for the nine-month period ended September 30, 2005. This increase in our gross profitability of $114,427, or approximately 41.33% over the prior period, is due primarily to the increase in our net services revenues discussed below.

Net revenues for the nine-month period ended September 30, 2006 increased to $2,175,439 from $1,371,128 for the nine month period ended September 30, 2005. This increase in net revenues of $804,311, or approximately 58.66% over the prior period, is due primarily the revenues generated by the addition of approximately eighteen new contracted employees since the prior period.

Direct costs of services for the nine-month period ended September 30, 2006 increased to $1,784,154 from $1,094,270 for the nine-month period ended September 30, 2005. This increase in our direct costs of $689,883, or approximately 63.04%, over the prior period is due primarily to the cost of the increased number of new contracted employees described above.

Total Operating Expenses

	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Increase (Decrease) from prior year
Selling, General and Administrative Expenses	$495,905	$451,337	$44,569
Stock-based compensation, stock options	148,957	0	148,957
Depreciation	12,508	10,999	1,509
Total Operating Expenses	656,920	462,336	194,584

Total operating expenses for the nine-month period ended September 30, 2006 increased to $656,920 from $462,336 for the nine month period ended September 30, 2005. This increase in our total operating expenses of $194,584, or approximately 42.09%, is covered below in our discussion of Selling, General and Administrative Expenses, Stock-Based Compensation and Depreciation Expenses.

Selling, general and administrative expenses for the nine-month period ended September 30, 2006 increased to $495,905 from $451,337 for the nine-month period ended September 30, 2005. This increase in selling, general and administrative expenses of $44,569, or approximately 9.87% over the prior period, is due primarily to the cost of adding sales staff to assist in candidate searches and placement.

We had stock-based compensation expenses of $148,957 for the nine-month period ended September 30, 2006, and did not have such stock-based compensation for the nine-month period ended September 30, 2005. This increase is due to our issuances of stock options as compensation to certain employees and directors.

Depreciation expense for the nine-month period ended September 30, 2006 increased to $12,508 from $10,999 for the nine-month period ended September 30, 2005. This increase in the depreciation expense of $1,509 or approximately 13.72% over the prior period is due primarily to normal decline in depreciation expense for aging assets based on the company's depreciation method and asset lives utilized.

Non-Operating Income/Expenses

	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Increase (Decrease) from prior year
Interest income	$60	$7	$53
Realized gain/(loss) on marketable securities	(7,707)	2,535	(10,242)
Other income	19,609	0	19,609
Interest expense	(23,286)	(20,564)	(2,722)

For the nine-month period ended September 30, 2006, we had interest income of $60 compared to interest income of $7 for the nine-month period ended September 30, 2005.

For the nine-month period ended September 30, 2006, we had a realized loss on marketable securities aggregating $7,707, compared to a realized gain on marketable securities aggregating $2,535 for the nine month period ended September 30, 2005. This difference of $10,242, or approximately 404.02%, is due primarily to market conditions existing at the time the positions were closed.

Interest expense for the nine-month period ended September 30, 2006 increased to $23,286 from $20,564 for the nine-month period ended September 30, 2005. This increase in interest expense of $2,722, or approximately 13.66% over the prior period, is due primarily to interest rate changes.

Losses

	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Increase (Decrease) from prior year
Loss from operations	($265,635)	($185,478)	($80,157)
Net loss	(276,958)	(203,500)	(73,458)

For the nine-month period ended September 30, 2006, our loss from operations increased to $265,635 from $185,478 for the nine-month period ended September 30, 2005. This increase in loss from operations of $73,458, or approximately 43,22% over the prior period, is due to primarily to the issuances of stock options as compensation to employees and directors.

Net loss for the nine-month period ended September 30, 2006 increased to $276,958 from $203,500 for the nine-month period ended September 30, 2005. This increase in losses of $73,458, or 36.10% over the prior period, is due primarily to the increase in our net service revenues and the insuances of stock options as compensation.

Liquidity and Capital Resources

For the nine-months ended September 30, 2006, we had a cash reserve of $13,164. During the nine-months ended September 30, 2006, we used cash in the amount of $97,772 in our operating activities and received cash of $40,380 from our financing activities. Net cash provided by our financing activities for the nine months ended September 30, 2006 were proceeds from exercise of existing stock options in the amount of $44,000, proceeds from the sale of common stock aggregating $57,000, and proceeds from sale of preferred stock aggregating $60,000. We also received $11,092 from investing activities through the sale of marketable securities.

During the nine months ended September 30, 2006 and 2005, the Company’s cash activities were as follows:

	2006	2005
Cash used for operating activities	$97,772	$223,626
Cash provided by/used for investing activities	11,092	(1,047)
Cash provided by financing activities	40,380	355,144

During the nine months ended September 30, 2006, cash provided by financing activities was primarily from options being exercised and the sale of common and preferred stock through subscription agreement.

Internal Sources of Liquidity

For the nine months ended September 30, 2006, the funds generated from our operations were insufficient to fund our daily operations. For the nine months ended September 30, 2006, we had a gross profit of $391,285, and we were thus unable to meet our operating expenses of $656,920 for the same period. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

At September 30, 2006, we have debt owing to a related party aggregating $50,526 as summarized in Note 2 to the financial statements.

We actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. There can be no assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing stockholders. As a result, our independent registered public accounting firm has issued a “going concern” modification to its report on our audited financial statements for the quarter ended September 30, 2006.

Off Balance Sheet Arrangements

We do not have nor do we maintain any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2006. This evaluation was carried out under the supervision and with the participation of our President, Mr. Gerald McIlhargey, and our Chief Financial Officer, Mr. Kenneth L. Johnson (collectively, the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, September 30, 2006, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Internal Control over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2006. Based upon this evaluation, our Certifying Officers have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 28, 2006, Zachary Karo filed a lawsuit against our company and our subsidiary Staf*Tek Services, Inc. in the district court in Tulsa County, Oklahoma, Case No. CJ 2006 04713, in connection with stock options allegedly granted to Mr. Karo. Mr. Karo alleges that he was granted an option to purchase up to 25,000 shares of our common stock at $0.10 per share but that our management refused to issue Mr. Karo such shares upon his exercise of the alleged option. Mr. Karo is seeking damages, actual and exemplary, against us in an amount in excess of $10,000. Our management has denied that Mr. Karo was owed such stock options. We have engaged local counsel and intend to vigorously defend this action on the basis brought by the plaintiffs. We have filed a motion to dismiss this action and a hearing on the motion is set for December 15, 2006. The costs of defending against the complaint could be substantial; however we are unable to predict an exact amount, or even a meaningful estimate, at this time.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sale of Series B Convertible Preferred Stock

In July of 2006, we sold 50,000 shares of our Series B Convertible Preferred Stock (“Series B”) to an accredited investor, at $1.20 per share for an aggreate total of $60,000. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

On the monthly anniversary date of the issuance of such Series B shares, the investor is entitled to receive dividends equal to 15% of the stated value of the Series B Stock, or $.18, for each share of the Series B Stock they own. In the event of liquidation, the investor is entitled to receive, out of the assets of our Company available for distribution to our shareholders, an amount equal to the sum of the stated value of Series A Convertible Preferred Stock and the number of shares of Series B shares owned of record by it, plus any accrued and unpaid dividends as of such date.

After Series B shares have been issued for at least six months but less than 18 months, the investor has the option to convert each share of Series B into one share of our common stock, for no additional consideration.

After Series B shares have been issued for at least six months, we have the option to redeem such Series B shares for cash at a price equal to the stated value of Series B plus all accrued but unpaid dividends. In the event that there are any outstanding Series B shares 18 months after the issuance of such shares, we are required to redeem such Series B shares for cash at a price equal to the stated value of Series B plus all accrued but unpaid dividends.

We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

Issuance of Stock Options

On August 24, 2006, we issued options to purchase an aggreate of 410,000 shares of our common stock at an exercise price of $1.05 to various officers, directors, and employees under our 2006 Stock Option Plan. The options expire in five years.

Issuance of Common Stock Pursuant to Exercise of Stock Options

During the quarter ending September 30, 2006, we issued an aggregate of 100,000 shares of our common stock to four individuals pursuant to exercise of options at an exercise price of $0.10 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Other than discussed below, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any of our indebtedness exceeding 5% of our total assets.

On June 16, 2005, we issued John Simmons, our former President, a promissory note in the amount of $96,000. This note replaced and superseded a promissory note that we issued to Mr. Simmons in December of 2003. The note carries a ten percent interest rate, payable quarterly and matured on June 16, 2006. During the three months ended September 30, 2006, we did not repay any balance under the note. As of September 30, 2006, we owed $48,120 in principal and $2,406 in accrued interest on the note. Interest expense on the note totaled $1,203 for the three months ended September 30, 2006.

Under the terms of the note, we are currently in default of the note. In the event that Mr. Simmons decides to institute legal proceeding to collect this note and prevails, we will have to pay Mr. Simmons his court costs, including reasonable attorneys’ fees. However, we believe that the amount owed to Mr. Simmons on the note is fully or partially offset by sums owed to us in connection with expense reimbursements that were paid to Mr. Simmons while he was the President of our Company and to which we believe he may not have the rights. Our management is currently discussing with Mr. Simmons regarding a resolution of the note and the expense reimbursements that are at issue. The parties have a tentative oral agreement that any sums owed by Mr. Simmons to the Company will offset amounts payable to him pursuant to the note. However, we have not yet determined the amount that we are entitled to from Mr. Simmons and amounts are presently under review by the audit committee.

In addition, at the annual meeting of our Board of Directors on August 24, 2006, the Company’s Directors reviewed the options previously granted to Mr. Simmons and after careful and exhaustive deliberation, concluded that the options granted to Mr. Simmons as consideration for providing the same directorial services as the other optionees was not fair and reasonable to our shareholders. Specifically, our Board of Directors concluded that the amount of options granted to Mr. Simmons, which was 2,000% more than the amount of options granted the other optionees individually, and 333% more than the amount of options granted to the other optionees in the aggregate was unduly excessive, unreasonable, and unfair to our shareholders. Therefore, our Board of Directors resolved to void 1,900,000 options previously granted to Mr. Simmons. Of the 1,900,000 options voided, Mr. Simmons had exercised 250,000 shares at a price of $0.10 per share on December 16, 2004. We have cancelled the 250,000 shares previously issued to Mr. Simmons and added the exercise price of $25,000 as note payable to Mr. Simmons. As discussed above, we have a tentative oral agreement that any sums owed by Mr. Simmons to the Company will offset amounts payable to him pursuant to the note.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the six month period ended June 30, 2006.

ITEM 5.  OTHER INFORMATION

As previously disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2003, as part of the Agreement of Exchange and Sale we entered into with Staf Tek Services, Inc. (“Staf Tek”), we agreed to issue the shareholder(s) of Staf Tek an aggregate of 380,500 shares of our convertible preferred stock, par value $.001.

In July of 2006, we sold 50,000 shares of our Series B Convertible Preferred Stock (“Series B”) to, an accredited investor, at $1.20 per share for an aggreate total of $60,000. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

In connection with the above referenced transactions, on September 29, 2006, we filed Articles of Amendment to Articles of Incorporation (the “Amendment”) with the Colorado Secretary of State designating 386,208 shares of our preferred stock as Series A Convertible Preferred Stock (“Series A Stock”) and 150,000 shares of our preferred stock as Series B Stock. Series A Stock and Series B Stock have the same rank with respect to rights to receive dividends and payments by us upon liquidation and rank senior to our common stock. Holders of Series A Stock and Series B Stock have no voting rights.

As a result of certain rights and preferences of the Series A Stock and Series B Stock set forth in the Amendment, the rights of the holders of our common stock have been qualified in certain respects. The Series A Stock and Series B Stock have certain dividend, voting, liquidation and conversion rights more fully described below. Such description is qualified in its entirety by reference to the Amendment attached hereto as Exhibit 3.1 and incorporated by reference herein. In addition, because of the convertible nature of the Series A Stock and Series B Stock, holders of the Company’s common stock may have their respective ownership interests diluted should the Series A Stock and Series B Stock be converted into shares of common stock.

Series A Stock

The Series A Stock has a stated value of $3.00 per share. On each anniversary of the date of issuance of such Series A Stock, holders of Series A Stock (“Series A Holders”) are entitled to receive dividends equal to 6.75% of the stated value of the Series A Stock, or $.2025, for each share of Series A Stock they own by record. In the event of liquidation, each Series A Holder is entitled to receive, out of the assets of our Company available for distribution to our shareholders, an amount equaling the sum of the stated value of Series A Stock and the number of shares of Series A Stock owned of record by such Series A Holder, plus any accrued and unpaid dividends as of such date.

Each Series A Holder has the option to convert each share of Series A Stock into one share of our common stock at any time without any additional consideration.

If our common stock is listed for trading on a national stock exchange in the United States and that the closing sale price of our common stock is at least $5.00 per share for 30 consecutive trading days at least two years after the Series A Stock is issued, we have the option to redeem shares of the Series A Stock, in whole or in part, for cash at a redemption price equal to the stated value of the Series A Stock plus the total of all accrued but unpaid dividends.

Series B Stock

The Series B Stock has a stated value of $1.20 per share. On each anniversary of the date of issuance of such Series B Stock, holders of Series B Stock (“Series B Holders”) are entitled to receive dividends equal to 15% of the stated value of the Series B Stock, or $.18, for each share of the Series B Stock they own. In the event of liquidation, each Series B Holder is entitled to receive, out of the assets of our Company available for distribution to our shareholders, an amount equal to the sum of the stated value of Series A Stock and the number of shares of Series B Stock owned of record by such Series B Holder, plus any accrued and unpaid dividends as of such date.

After Series B Stock has been issued to a Series B Holder for at least six months but less than 18 months, such Series B Holder has the option to convert each share of Series B Stock into one share of our common stock, for no additional consideration.

After Series B Stock has been issued to a Series B Holder for at least six months, we have the option to redeem such Series B Stock for cash at a price equal to the stated value of Series B Stock plus all accrued but unpaid dividends. In the event that there is any outstanding Series B Stock eighteen months after the issuance of such Series B Stock, we are required to redeem such Series B Stock for cash at a price equal to the stated value of Series B Stock plus all accrued but unpaid dividends.

Material Changes to Nomination Procedures

There has been no material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Articles of Amendment to the Articles of Incorporation

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

SIGNATURES

In accordance with the requirments of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. JOSEPH, INC.

Date: November 20, 2006

/s/ GERALD MCILHARGEY
Gerald McIlhargey, Presidentand Director

Date: November 20, 2006