Form 10KSB
period 2006-12-31
ST JOSEPH INC
filed 2007-04-13
CIK 1177135

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.

☐	Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 0-49936

ST. JOSEPH, INC.

(Exact name of Small Business Issuer as specified in its charter)

COLORADO	CH47-0844532
(State or other jurisdiction (IRS Employer Identification No.) of incorporation or organization)	(I.R.S. Employer Identification Number)

4870 S. Lewis, Suite 250, Tulsa, OK	74105
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (918) 742-1888

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
☐Yes ☒ No

State issuer's revenues for its most recent fiscal year ended December 31, 2006, was $2,597,324.

Based on the closing sale price of $0.90 on December 29, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was $3,891,460

As of March 9, 2007, there were 6,049,212 shares of the registrant’s Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ST. JOSEPH, INC.
Form 10-KSB
For the Fiscal Year Ended December 31, 2006

i

PART I

FORWARD LOOKING STATEMENTS

This Form 10-KSB, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to such matters as, among other things, our anticipated financial performance, business prospects, technological developments, new products, future distribution or license rights, international expansion, possible strategic alternatives, new business concepts, capital expenditures, consumer trends and similar matters.

Forward looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intend," “expect,” “anticipate,” “assume”, “hope”, “plan,” “believe,” “seek,” "estimate," "predict," “approximate,” "potential," "continue", or the negative of such terms. Statements including these words and variations of such words, and other similar expressions, are forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable based upon our knowledge of our business, we cannot absolutely predict or guarantee our future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; the financial condition of the suppliers and manufacturers from whom we source our merchandise; economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source products are located or in which we may actually conduct or intend to expand our business; changes in tax laws, or the laws and regulations governing direct or network marketing organizations; our ability to hire, train and retain a consistent supply of reliable and effective participants in our direct or network marketing operation; general economic, business and social conditions in the United States and in countries from which we may source products, supplies or customers; the costs of complying with changes in applicable labor laws or requirements, including without limitation with respect to health care; changes in the costs of interest rates, insurance, shipping and postage, energy, fuel and other business utilities; the reliability, longevity and performance of our licensors and others from whom we derive intellectual property or distribution rights in our business; the risk of non-payment by, and/or insolvency or bankruptcy of, customers and others owing indebtedness to us; threats or acts of terrorism or war; and strikes, work stoppages or slow downs by unions affecting businesses which have an impact on our ability to conduct our own business operations.

Forward-looking statements that we make, or that are made by others on our behalf with our knowledge and express permission, are based on knowledge of our business and the environment in which we operate, but because of the factors listed above, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure the reader that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates, or on any subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or thereof or to reflect the occurrence of unanticipated events.

ITEM 1.	DESCRIPTION OF BUSINESS

Our Background and Business Development

St. Joseph, Inc. (“us,” “we,” “our” or the “Company”) was organized under the laws of the State of Colorado on March 19, 1999, as Pottery Connection, Inc. Our Company was originally organized to produce and sell pottery of all forms, as well as, publish and sell, on both a wholesale and retail basis; (i) limited edition fine art lithographs, serigraphs, bas-reliefs, sculptures, aquatints and etchings; (ii) oil and acrylic paintings and other original works of art; and (iii) posters, and limited editions of other pottery artifacts. We had planned to establish ourselves in a niche market, by developing a gallery on the Internet ("gallery on the web"), which was to be a web site to facilitate online retail sales.

On March 19, 2001, we changed our corporate name to St. Joseph Energy, Inc. in anticipation of changing our business purpose to the exploration and development of oil and gas properties. However, after the unsuccessful investment in two oil wells located in the State of Louisiana, we elected to abandon that endeavor and return to our original business purpose.

On November 6, 2003, we changed our corporate name to St. Joseph, Inc. We acquired Staf*Tek Services, Inc. (“Staf*Tek”) as a wholly-owned subsidiary on January 2, 2004. We presently conduct all of our business through Staf*Tek.

Staf*Tek Services, Inc.

Staf*Tek was organized under the laws of the State of Oklahoma on January 2, 1997. On December 2, 2003, we acquired all of the issued and outstanding shares of common stock of Staf*Tek stock in exchange for (1) 380,500 shares of our Series A Preferred Share (“Series A Shares”); (2) 219,500 shares of our common stock; and (3) $200,000 in cash. The acquisition closed on January 2, 2004, at which time Staf*Tek became a wholly owned subsidiary of St. Joseph.

Our Series A Shares have a stated value of $3.00 per share. Each holder of Series A Shares is entitled to receive a dividend equal 6.75% of the stated value of the Series A Shares payable on each anniversary of the date of issuance of such shares. We paid $78,208 in Series A Stock dividends during the year ended December 31, 2006. There are no unpaid dividends as of December 31, 2006.

The convertible preferred A stock may be converted to the Company's common stock at the rate of one share of convertible preferred A stock for one share of common stock at any time by the shareholder. The convertible preferred A stock can be called for redemption by the Company no sooner than two (2) years after the date of issuance, and only if the Company's common stock is trading on a recognized United States stock exchange for a period of no less than thirty consecutive trading days at a market value of $5.00 or more per share. However, as of this date, the stock has not traded at that amount. As of December 31, 2006, the Company had paid the $200,000 cash, which was owed under the terms of the Agreement.

Staf*Tek specializes in the recruiting and placement of professional technical personnel on a temporary and permanent basis. Staf*Tek provides its customers with employee candidates with information technology (“IT”) skills in areas ranging from multiple platform systems integration to end-user support, including specialists in programming, networking, systems integration, database design and help desk support. Staf*Tek's candidate databases contain information on the candidates’ IT experience, skills, and performance and are continually being updated to include information on new referrals and to update information on existing candidates. Staf*Tek responds to a broad range of assignments from technical one-person assignments to major projects including, without limitation, Internet/Intranet development, desktop applications development, project management and completion, enterprise systems development, SAP implementation and Legacy MainFrame projects. Staf*Tek also provides employee candidates computer training, online assessments, certification and the opportunity to be tested and certified in over 50 IT skill sets.

Staf*Tek was founded on the premise that there is an increasing demand for high quality outsourced professional services. Staf*Tek's business premise combines client service orientation and commitment to quality. Staf*Tek is positioned to take advantage of what we believe are two converging trends in the outsourced professional services industry -- increasing demand for outsourced professional services by corporate clients and increasing the supply of professionals interested in working on an outsourced basis. Staf*Tek believes that its business premise allows it to offer challenging yet flexible career opportunities, attract highly qualified, experienced professionals and, in turn, attract clients with varying professional needs.

As of December 31, 2006, Staf*Tek employed 15 professional service associates who are presently on assignment with six clients: Verizon, Bank of Oklahoma, SUNOCO Inc, Williams, McCloud, and Dentsply. While Staf*Tek has several clients, it is primarily dependent on its largest client, Verizon. In the past 12 months, Verizon accounted for approximately 81% of Staf*Tek's total revenues. The loss of this client, or, in the event that there is a decrease in business from Verizon, could have a material adverse effect on Staf*Tek's business. (See Risk Factor “Verizon is Staf*Tek’s largest client.”)

Staf*Tek is primarily a regional professional service firm that provides experienced and highly qualified IT personnel who can demonstrate diversity, and flexibility in the work force. Staf*Tek has determined that its market is primarily in the Tulsa, Oklahoma area. To help reach our goals John Blackmon was hired as Staf*Tek’s Vice President in June of 2004.

Before joining Staf*Tek, Mr. Blackmon was a Senior Manager of IT with MCI/WorldCom. Mr. Blackmon joined MCI/WorldCom, now Verizon, in 1997 in the Operations organization and was quickly moved to the IT organization where his responsibilities included operations management, management of both technical and support organizations, and progressing to lead the development and implementation of all E*Commerce application solutions for the Wholesale division of WorldCom.

Supply of Professionals

Concurrent with the growth in the demand for outsourced services, Staf*Tek is of the belief, based on discussions with its associates that the number of professionals seeking work on a project and non-project basis has increased due to a desire for:

•	more flexible hours and work arrangements, coupled with competitive wages and benefits; and

•	challenging engagements that advance careers, develop skills, and add to experience.

Staf*Tek maintains its own database of approximately 20,000 trained independent contract professionals. Once a professional is placed, he or she either becomes an employee of our Company or the client's employee.

Marketing and Recruiting

Staf*Tek markets its temporary and permanent staffing services to business clients as well as employment candidates. Marketing and recruiting directed to business clients and employment candidates consists primarily of yellow pages advertisements, classified advertisements, websites, trade shows and website promotion on the Internet.

We and our subsidiaries own several trademarks, service marks and trade names, including the getsmartonline.com, staftek.com, stafmedglobal.com, confidentialsearch.com and stjosephinc.com.

Management of the Staf*Tek’s temporary and permanent staffing operations is coordinated from our headquarters in Tulsa, Oklahoma. Our headquarters provides support and centralized services related to administrative, marketing, public relations, accounting and training.

Competition

Staf*Tek’s temporary and permanent staffing services face competition in attracting clients as well as high-quality specialized employment candidates. The temporary and permanent placement businesses are highly competitive, with a number of firms offering services similar to those provided by Staf*Tek on a national, regional or local basis. In many areas the local companies are the most successful competitors. The most significant competitive factors in the temporary and permanent placement businesses are price and the reliability of service, both of which are often a function of the availability and quality of professional personnel. We believes that Staf*Tek derives a competitive advantage from its extensive experience with and commitment to the specialized employment market, temporary employees placed by it are, in fact, Staf*Tek’s employees for all purposes while they are working on assignments. Once a professional is permanently placed, he or she either becomes an employee of Staf*Tek or of the Staf*Tek’s client. During the temporary phase, Staf*Tek pays the related costs of employment, such as workers' compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. Staf*Tek provides access to voluntary health insurance coverage to interested Employees.

Reports to Security Holders

We subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance with the Exchange Act we file reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). Our security holders or any member of the public may inspect and copy the reports, proxy statements and other information filed by us with the Commission at the public reference facilities maintained by the Commission at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549, as well as the Commission's Regional Offices. Our security holder or any member of the public may also call the Commission at 1-800-SEC-0330 for more information about the public reference room, how to obtain copies of documents by mail or how to access documents electronically on the Commission's Web site at (http://www.sec.gov).

ITEM 2.	DESCRIPTION OF PROPERTY

We lease approximately 3400 square feet of office space from a non-affiliated third party at 4870 South Lewis, Suite 250, Tulsa, OK 74105. Our monthly lease payment is $3,870.

ITEM 3.	LEGAL PROCEEDINGS

On July 28, 2006, Zachary Karo, a former employee, filed a lawsuit against our company and our subsidiary Staf*Tek Services, Inc. in the district court in Tulsa County, Oklahoma, Case No. CJ 2006 04713, in connection with stock options allegedly granted to Mr. Karo. Mr. Karo alleges that he was granted an option to purchase up to 25,000 shares of our common stock at $0.10 per share but that our management refused to issue Mr. Karo such shares upon his exercise of the alleged option. Mr. Karo is seeking damages, actual and exemplary, against us in an amount in excess of $10,000. Our management denies that Mr. Karo was owed such stock options. We have engaged local counsel and intend to vigorously defend this action on the basis brought by the plaintiffs. We filed a motion to dismiss this action and the motion was heard and denied on December 15, 2006. The parties to this action are currently engaged in the discovery process. The costs of defending against the complaint could be substantial; however we are unable to predict an exact amount, or even a meaningful estimate, at this time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the OTC Bulletin Board under the symbol STJO.OB.

The following table shows the high and low bid information for our common stock for each quarter during 2006.

QUARTER	LOW BID	HIGH BID

Quarter ending December 31, 2006	$0.75	$1.55
Quarter ending September 30, 2006	$1.01	$1.55
Quarter ending June 30, 2006	$1.15	$2.70
Quarter ending March 31, 2006	$2.25	$3.00
Quarter ending December 31, 2005	$1.65	$3.50
Quarter ending September 30, 2005	$2.25	$3.99
Quarter ending June 30, 2005	$—	$—
Quarter ending March 31, 2005	$—	$—

The above information was obtained from the NASD. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. There is currently no public trading market for our preferred stock.

As of December 29, 2006, representing the last trading day of our most recently completed fiscal quarter, there were 6,049,212 shares of common stock issued and outstanding, held by approximately 210 shareholders of record. Within the holders of record of our common stock are depositories, such as Cede & Co., that hold shares of stock for several brokerage firms which, in turn, hold shares of stock for a multitude of additional beneficial owners. Accordingly, it is impossible for us to determine exactly how many beneficial stockholders we actually have. As of December 31, 2006, there were 386,208 shares of our Series A Convertible Preferred Stock issued and outstanding, held by four shareholders of record, and 50,000 shares our Series B Convertible Preferred Stock issued and outstanding to one shareholder of record.

As of December 31, 2006, there were 760,000 outstanding options or warrants to purchase shares, and 436,208 securities convertible into, shares of the Company's Common Stock. The options may be converted into common shares at a weighted average exercise price of $0.61 per share and the preferred shares may be converted into common shares on a one for one basis.

Dividend Policy

We have never paid a cash dividend on our common stock nor do we anticipate paying cash dividends on our common stock in the near future. It is our present policy to not to pay cash dividends on our common stock but to retain earnings, if any, to fund growth and expansion. Any payment of cash dividends of the common stock in the future will be dependent upon our financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors the Board of Directors deems relevant.

Equity Compensation Plan

The following table sets forth information as of December 31, 2006 with respect to compensation plans under which we are authorized to issue shares of our common stock, aggregated as follows:

•	all compensation plans previously approved by security holders; and

•	all compensation plans not previously approved by security holders.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	410,000 (1)	$1.05	715,000
Equity compensation plans not approved by security holders (2)	350,000 (3)	$0.10	0

(1)
On August 24, 2006, our Board of Directors granted stock options to our officers, directors and employees to purchase 410,000 share of our common stock at an exercise price of $1.05 per share and a term that ends on August 24, 2011.

(2)
As discussed below, on August 24, 2006, our Board of Directors ratified the issuance and grant of non-qualified stock options to purchase 700,000 shares of our common stock with an exercise price of $0.10 per share and a term that ends on March 23, 2008 to various individuals who were board members at the time of the grant of the options and cancelled options to purchase 1,900,000 shares of our common stock.

(3)
On October 28, 2003, our Board of Directors granted stock options to purchase 200,000 shares of our common stock at an exercise price of $0.10 per share and a term that ends on October 28, 2008; and on March 24, 2004, our Board of Directors granted stock options to purchase 150,000 shares of our common stock at an exercise price of $0.10 per share and a term that ends on March 23, 2009.

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

As disclosed in the Current Report on Form 8-K filed by the Company on August 30, 2006, at the annual meeting of our Board of Directors on August 24, 2006, our Directors reviewed the options previously granted by our Board Directors to the Optionees in consideration for services provided to our Company as Directors. After careful and exhaustive deliberation, our Directors concluded that the options granted to Mr. Simmons as consideration for providing the same directorial services as the other Optionees was not fair and reasonable to our shareholders. Specifically, our Board of Directors concluded that the amount of options granted to Mr. Simmons, which was 2,000% more than the amount of options granted the other Optionees individually, and 333% more than the amount of options granted to the other Optionees in the aggregate was unduly excessive, unreasonable, and unfair to our shareholders. Therefore, our Board of Directors resolved to void 1,900,000 options previously granted to Mr. Simmons.

In connection with the cancellation of the options previously granted to Mr. Simmons, we cancelled 250,000 shares of our common stock that were previously issued to Mr. Simmons pursuant to the exercise of these now cancelled options.

On the other hand, our Directors concluded that the grant of 100,000 options to each Optionee was fair and reasonable, and accordingly ratified the issuance of 100,000 options to each Optionee, including Mr. Simmons. To the extent that the issuance of the 1,900,000 options which have been voided by resolution of our Board of Directors is deemed fair, we may have contingent liability for cancelling Mr. Simmons’ options and shares.

Recent Sale of Securities

During the quarter ended in December 31, 2006, we did not engage in any sale of our securities or repurchase any of our securities.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our audited Consolidated Financial Statements and accompanying Notes, included herein. Certain statements contained herein may constitute forward-looking statements, as discussed at the beginning of Part I of this Annual Report on Form 10-KSB. Our actual results could differ materially from the results anticipated in these statements as a result of a variety of factors, including those discussed in our filings with the Securities and Exchange Commission and as discussed in the sections under the heading "Risk Factors" in this Report.

Any reference to "we," "us" and "our" herein shall mean St. Joseph, Inc., together with its consolidated subsidiary, Staf*Tek Services, Inc.

Overview

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

For the year ended December 31, 2006, St. Joseph, Inc. had generated revenues of $2,597,324, which is up from $2,039,255 for the year ended December 31, 2005. The increase is primarily due to Staf*Tek expanding its potential client base and the addition of a more aggressive sales campaign. For the year ending December 31, 2006, Staf*Tek's total service revenues increased by $558,069 when compared to the total service revenues for 2005.

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

In 2004, Staf*Tek added two sales personnel in an effort to grow the Company's business. The focus of the newly hired personnel has been to re-establishing relationships with clients that have been inactive since the passing of Mr. Alan Bell, its former President and CEO, in 2001. Mr. Bell was an integral part of Staf*Tek's operation and his death had a material detrimental effect on Staf*Tek and its revenues.

Results of Operations for the Twelve Months Ended December 31, 2005 and 2006

 For the Year Ended

	December 31, 2006		December 31, 2005		Change	Change
		% of		% of
	$	Revenue	$	Revenue	$	%

Net Revenues	$2,597,324	100.00%	$2,039,255	100.00%	558,069	27.37%
Cost of Revenues	2,143,175	82.51%	1,522,511	74.66%	620,664	40.77%

Gross Profit (Loss)	454,149	17.49%	516,744	25.34%	(62,595)	(12.11)%

Operating Expenses
Selling, General and Administrative
Expenses	613,745	23.63%	746,947	36.63%	(133,202)	(17.83)%
Stock-based compensation,
common stock options	148,830	5.73%	0	0.00%	148,830	—%
Depreciation	19,034	0.73%	20,842	1.02%	(1,808)	(8.67)%
Loss on goodwill impairment	0	0.00%	47,624	2.34%	(47,624)	(100.00)%
Total Operating Expenses	$781,609	30.09%	$815,413	39.99%	(33,804)	(4.15)%

Loss from Operations	$(327,460)	(12.61)%	$(298,669)	(14.65)%	(28,791)	9.64%

Other Income (Expense)
Interest Income	63	0.00%	10	0.00%	53	530.00%
Realized gain (loss) from
marketable securities	(7,707)	(0.30)%	1,503	0.07%	(9,210)	(612.75)%
Interest Expense	(29,663)	(1.14)%	(28,585)	(1.40)%	(1,078)	3.77%
Net Other Expense	$(37,306)	(1.44)%	$(27,072)	(1.33)%	(10,234)	37.80%

Loss before provision for income
tax	(364,767)	(14.04)%	(325,741)	(15.97)%	(39,026)	11.98%
Provision for Income Taxes	0		0		0

Net Income (Loss)	$(364,767)	(14.04)%	$(325,741)	(15.97)%	(39,026)	11.98%

Net Revenues

Net Revenues for the twelve months ended December 31, 2006 increased to $2,597,324 from $2,039,255 for the twelve months ended December 31, 2005. The increase in net revenues of $558,069, or approximately 27.37%, over the 2005 period is due primarily to revenues generated by the addition of newly contracted employees since the prior period.

Cost of Revenues

Cost of Revenues for the twelve months ended December 31, 2006 increased to $2,143,175 from $1,522,511 for the twelve months ended December 31, 2005. The overall increase in cost of revenues of $620,664, or approximately 40.77%, over the 2005 period is directly attributable to the cost associated with the increase in number of newly contracted employees described above.

Gross Profits

Overall gross profits for the twelve months ended December 31, 2006 decreased to $454,149 from $516,744 for the twelve months ended December 31, 2005. The overall decrease in gross profits of $62,595 or approximately 12.11% over the 2005 period is directly attributable to reduced margins associated with and the cost of hiring and retaining our newly contracted employees.

Operating Expenses

Total operating expenses for the twelve months ended December 31, 2006 decreased to $781,609 from $815,413 for the twelve months ended December 31, 2005. The overall decrease in operating expenses of $33,804 or approximately 4.15%, over the 2005 period is covered below in our discussions of Selling, General and Administrative Expenses and Stock-Based Compensation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the twelve months ended December 31, 2006 decreased to $613,745 from $746,947 for the twelve months ended December 31, 2005. The decrease in selling, general and administrative expenses of $113,202 or approximately 17.83%, over the 2005 period is due primarily to the reduction in administrative staff.

Stock-Based Compensation - Common Stock Options Granted

We granted common stock options with an aggregated value of $148,830 to our directors, officers and employees in the twelve months ended December 31, 2006 while none were granted in the twelve months ended December 31, 2005.

Loss on Goodwill Impairment

We did not have impairment in the value of our goodwill for the twelve months ended December 31, 2006 but had a loss on goodwill impairment in the amount of $47,624 for the twelve months ended December 31, 2005.

Total Operating Losses

Total operating losses for the twelve months ended December 31, 2006 increased to $327,460 from $298,669 for the twelve months ended December 31, 2005. The overall increase in operating losses of $28,791, or approximately 9.64% over the period is due primarily to the increases in interest, option expense, the cost of being a public company and increases in all types of corporate insurance.

Net Other Expenses

Net other expenses for the twelve months ended December 31, 2006 increased to $37,306 from of $27,072 from for the twelve months ended December 31, 2005. The overall increase in our other expenses of $10,234, or approximately 37.80% over the 2005 period is covered below in our discussions of Interest Income, Interest Expense, Gain/Loss on Sale of Securities and Other Income/Loss.

Interest Income

Interest income for the twelve months ended December 31, 2006 increased to $63 from $10 for the twelve months ended December 31, 2005.

Interest Expense

Interest expense for the twelve months ended December 31, 2006 increased to $29,663 from $28,585 for the twelve months ended December 31, 2005. The overall increase in our interest expense of $1,078 or approximately 3.77% over the 2005 period is due primarily to the increase of interest bearing debts.

Gain/Loss on Sale of Securities

We have a loss of $7,707 from the sale of securities for the twelve months ended December 31, 2006 compared to a gain of $1,503 for the twelve months ended December 31, 2005. The decrease of $9,210 or approximately 612.77% from our sale of securities over the 2005 period is due primarily to market conditions existing at the time such sales were made.

Net Loss

Net Loss for the twelve months ended December 31, 2006 increased to $364,767 from $325,741 for the twelve months ended December 31, 2005. This increase in net loss of $39,026 or approximately 11.98% over the 2005 period is due primarily to the grant of stock options to our officers, directors and employees.

Liquidity and Capital Resources
	December 31, 2006	December 31, 2005
Net cash used in operating activities	$72,901	$294,707
Net cash provided by investing activities	11,092	2,480
Net cash provided by financing activities	20,578	338,128

General

For the twelve months ended December 31, 2006, we had negative cash flows resulting from $72,901 of cash used in our operating activities, $11,092 of cash provided by our investing activities and $20,578 of cash provided by our financing activities. Accordingly, for the twelve months ended December 31, 2006, our funds from operations were insufficient to cover our daily operations as further explained below.

Cash Flows from Operating Activities

Net cash used in our operating activities of $72,901 for the twelve months ended December 31, 2006 was primarily attributable to the net loss and offset by depreciation expense, stock based compensation, decreases in accounts receivable and increases in accounts payable.

Cash Flows from Investing Activities

Net cash provided by our investing activities of $11,092 for the twelve months ended December 31, 2006 was cash generated by the liquidation of stock investments.

Cash Flows from Financing Activities

Net cash provided by our financing activities of $20,578 for the twelve months ended December 31, 2006 was proceeds from exercised stock options, proceeds from sale of common stock and proceeds from sale of preferred stock.

Internal Sources of Liquidity

For the twelve months ended December 31, 2006, the revenues generated from our operations were insufficient to fund our daily operations. Gross profit for fiscal year 2006 was $454,149, which was insufficient to meet our operating expenses of $781,609 for the same period. There is no assurance that funds from our future operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

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

At December 31, 2006, we have debt owing to related parties in the aggregate amount of $73,120 as summarized in Note 2 to the financial statements.

At December 31, 2006, we have debt owing to non-related parties (net of unamortized discount) aggregating $200,000 as summarized in Note 4 to the financial statements.

Our business plan involves, in part, increasing the number of employees placed both on a temporary and permanent basis. Such increased placement is expected to result in increased profit to us, although it also results in increased short term cash needs. We have utilized net revenues, the proceeds from a number of private sales of our equity securities, the exercise of options, the issuance of promissory notes and our line of credit to meet our working capital requirements. We are reluctant to incur further debt and intend to rely upon net revenues and private sales of equity securities to meet our liquidity needs for the next 12 months.

During 2007, we expect to grow our revenues without significant increases in our selling, general and administrative expenses, which we expect will have a positive effect on our financial statements as compared to 2006. Our liquidity and capital resources, as well as business prospects, are all subject to the risks disclosed below, among others.

RISK FACTORS

Our business prospects are subject to various risks and uncertainties that impact our business. The most important of these risks and uncertainties are as follows:

We have a limited operating history and may not be able to effectively manage our anticipated growth.

We were incorporated in the State of Colorado on March 18, 1999. Until our acquisition of Staf*Tek, an Oklahoma corporation, we had not had any significant operations and were considered to be in development stage. Accordingly, we have a limited operating history and are subject to risks generally associated with a new business and specifically to the risks associated with our anticipated growth. Even though our wholly owned subsidiary Staf*Tek has generated positive revenues since its inception, January 2, 1997, there is no assurance that we, through the operation of our wholly owned subsidiary, will continue to achieve profitability in the future. Our performance will depend on our ability to manage this anticipated growth effectively by hiring key management personnel, implementing and maintaining operational, administrative, marketing and control systems on a timely basis, building and maintaining our network infrastructure, conducting successful marketing and sales programs, attracting and retaining qualified employees and having access to working capital to support the growth in inventory, receivables, capital requirements and operating costs necessitated by the assumed increased sales.

We operate solely through our subsidiary, Staf*Tek Services, Inc.; our revenues are dependent on the performance of our subsidiary.

We operate and generate revenues solely through our subsidiary, Staf*Tek. St. Joseph, Inc. has not generated any revenues since its inception and does not expect to generate any revenues in the future. Our success depends on the success of Staf*Tek and there is no assurance that we can continue to achieve profitability through Staf*Tek in the future.

From time to time, we may need additional capital to meet the objectives of our business plan, and there is no assurance that we will be able to raise such capital or that such financing will be on terms that are favorable or acceptable to us.

We have taken steps to increase the placement of employees. However, the placement of temporary employees requires substantial additional capital to fund our working capital needs. When an employee is placed on a temporary basis, an invoice is generated for the placement fee, which may not be paid for a number of weeks while the employment costs are immediately incurred. Thus, even though, in the long run, our success in placing temporary employees will enhance our revenues; in the short term, our increasing placement of temporary employees is decreasing our liquidity. Accordingly, to remain viable, we must substantially increase our revenues, raise additional capital, increase our credit facilities, and/or reduce our operations. In the event that our plans or assumptions change or prove to be inaccurate, or if delays increase the payment of our placement fees, we may be required to raise additional funds through the issuance of equity securities, in which case the percentage ownership of our current stockholders will be diluted. Such equity securities may also have rights, preferences or privileges senior to common stock. Furthermore, there can be no assurance that additional financing will be available when needed on terms favorable to us or at all. If we are unable to raise more money, our growth could be impeded, and our business could be materially adversely affected.

Our failure to effectively manage growth could have a material adverse effect on our business and operations.

We expect our business to grow, and such growth could occur rapidly at an uneven pace. Such growth will place a significant strain on our management systems and resources. We will need to continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, train and manage our workforce. We will have to maintain close coordination among our technical, accounting, finance, marketing and sales personnel.

If we lose key personnel or fail to integrate replacement personnel successfully, our ability to manage our business could be impaired.

Our future success depends upon the continued service of our key management and other critical personnel such as John Blackmon or Karen Williams. Whether we are able to execute our business strategy effectively will depend in large part on how well key management and other personnel perform in their positions and are integrated within our company. There is no assurance that we have will be able to retain these key management and personnel. The loss of any key employee could result in significant disruptions to our operations, the successful implementation and completion of company initiatives and the results of our operations. In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations and may be unsuccessful.

Factors outside of our control may adversely affect our operations and operating results.

The demand for our temporary and permanent staffing services is highly dependent upon the state of the economy and upon the staffing needs of our clients. Any variation in the economic condition or unemployment levels in the United States or in the economic condition of the region where our clients are located, or in any specific industry may severely reduce the demand for our services and thereby significantly decrease the our revenues and profits. Furthermore, our temporary and permanent staffing services business consists of the placement of individuals seeking temporary and permanent employment. There can be no assurance that qualified candidates for employment will continue to seek employment through Staf*Tek. Qualified candidates generally seek temporary or permanent positions through multiple sources, including Staf*Tek and its competitors. Any shortage of qualified candidates could materially adversely affect our revenues.

Our market is competitive, and our financial results and financial condition could be adversely affected if we are unable to anticipate or react to this competition.

The market for temporary and permanent staffing services is highly competitive and, because it is a service business, the barriers to entry are quite low. There are many competitors, some of which have greater resources than us, and new competitors are constantly entering the market. In addition, long-term contracts form a negligible portion of our revenues. Therefore, there can be no assurance that we will be able to retain clients or market share in the future. Nor can there be any assurance that we will, in light of competitive pressures, be able to remain profitable or maintain our current profit margins. If we fail to compete successfully in this highly competitive market, our business, financial condition, and results of operations will be materially and adversely affected.

We depend on attracting and retaining qualified candidates; during periods of economic growth, our costs to do so increase and it becomes more difficult to attract and retain people.

The success of our staffing services depends on our ability to attract and retain qualified employees for placement with our customers. Our ability to attract and retain qualified personnel could be impaired by rapid improvement in economic conditions resulting in lower unemployment and increases in compensation. During periods of economic growth, we face growing competition for retaining and recruiting qualified personnel, which in turn leads to greater advertising and recruiting costs and increased salary expenses. If we cannot attract and retain qualified employees, the quality of our services may deteriorate and our reputation and results of operations could be adversely affected.

Our inability to attract and retain qualified employees could have a material adverse effect on our business, financial condition and results of operations.

Our business involves the delivery of professional services and is very labor intensive. Our success depends in large part upon our ability to attract, develop, motivate and retain highly skilled technical employees. We can experience high turnover of our personnel and are often required to recruit and train replacement personnel as a result of a changing and expanding work force. Accordingly, we may experience increased compensation costs that may not be offset through either increased productivity or higher customer pricing. Furthermore, the market for IT services change rapidly because of technological innovation, new product introductions, changes in customer requirements, evolving industry standards and many other factors. New products and new technology often render existing information services or technology infrastructure obsolete, excessively costly or otherwise unmarketable. As a result, our success depends on our ability to attract and retain qualified employee candidates who are knowledgeable and familiar with these new products and technologies. We cannot guarantee that we will be successful in recruiting and retaining sufficient numbers of qualified employee candidates in the future, especially when we need to expand our services in a short time period. Our inability to attract and retain qualified personnel, or increases in wages or other costs of attracting, training or retaining qualified personnel, could have a material adverse effect on our business, financial condition and results of operations.

Over 80% of our revenues come from one client.

At the present time, Verizon is our largest client and makes up 81% of its revenues. The loss of this client or the decline in business from this client would have a material adverse effect on our revenues and profits. Accordingly, any events that create an adverse affect on Verizon’s operations or financial performance may also create a material adverse effect on our revenues and profits.

Our revenues are generated by only six clients.

At the present time, our revenues come from only six clients. The loss of any of these clients or the decline in business from any of these clients will have a material adverse effect on our revenues and profits.

ITEM 7. FINANCIAL STATEMENTS.

Our Financial Statements and supplementary data are included beginning immediately following the signature page to this Report. See Item 13 for a list of the Financial Statements and financial statement schedules included with this filing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, Gerry McIlhargey, our Chief Executive Officer and Kenneth L. Johnson, our acting Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of the our disclosure controls and procedures, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in their periodic SEC filings. Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after the evaluation date and the date of this report.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following information sets forth the names of the directors, executive officers, promoters control persons of the Company, their present positions with the Company, and their biographical information.

Name	Age	Position(s) Held	Date Service Began
Gerald McIlhargey	59	President, Chief Executive Officer and Director	March 2004
Kenneth L. Johnson	47	Secretary, Treasurer and Director	April 2000
Bruce Schreiner	51	Director	October 2003
Donal Ford	51	Director	August 2006
Maureen O’Brien	58	Director	August 2006

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

Kenneth L. Johnson - Mr. Johnson has been a Director and Secretary/Treasurer of the Company since April of 2000. Mr. Johnson has been the Secretary/Treasurer and Director of Staf*Tek from December of 2003, to the present. For the past nine years, Mr. Johnson has been employed as a senior support representative with College Bookstore Management Systems (CMBS), a division of Nebraska Book Co., Inc. A provider of point of sale and inventory control computer software for the college bookstore industry. Mr. Johnson is involved in product development, customer support and training. Mr. Johnson graduated from Hastings College in 1985, earning a Bachelor of Arts Degree in Business Administration.

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

Donal Kent Ford - Mr. Ford has been a Director of the Company since August 24, 2006. For the past ten years Mr. Ford has been President of Pinnacle Financial Services, Inc., a Third Party Administrator for Pension and Profit Sharing Plans located in Lantana, FL. Mr. Ford is a Credentialed Member of the American Society of Pension Actuaries and is actively involved in the South Florida Benefits Council. Mr. Ford has a Bachelor of Science in Business Administration from the University of Florida and a Doctor of Chiropractic from Life University.  He is also a Certified Pension Consultant with the American Society of Pension Professionals and Actuaries.

Maureen O’Brien - Ms. O’Brien has been a Director of the Company since August 24, 2006. For the past two years Ms. O'Brien has worked as Executive Assistant to David Core, CEO of Pinnacle Financial Services, Inc. For seven years prior to that Ms. O'Brien specialized in start up ventures with Real Applications, Inc.

Term of Office

Our directors are elected for a one-year term to hold office until the next annual general meeting of our shareholders, or until removed from office in accordance with our bylaws and applicable law. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

Family Relationships

There are no family relationships among the our officers and directors, nor are there any arrangements or understanding between any of the directors or officers of our Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Involvement in Certain Legal Proceedings

During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1)	was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2)	was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)
was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Advisory Board

In February of 2004, St. Joseph's Board of Directors elected to establish an Advisory Board to advise the Board of Directors on new business development, procedures, technologies, new business practices and effective businesses practices with respect to professional employer organization. The Advisory Board Member's biographies are as follows:

David Goler, 58, was appointed to the Advisory Board on February 3, 2004. For the past ten years Mr. Goler has worked for Pinnacle Financial Services, Inc. as National Marketing Director.

John Hershenberg, 44, was appointed to the Advisory Board on February 3, 2004. Mr. Hershenberg. For the past seven years, has worked for Inercore, a national marketing firm dedicated to the marketing support of Professional Employer Organizations.

Ted Key, 29, was appointed to the Advisory Board on March 23, 2004. For the past seven years Mr. Key worked with Lincoln Financial Advisors focusing on investment planning and most recently Professional Employer Organization division.

John K. Lucas, 56, was appointed to the Advisory Board on February 3, 2004. In the past five years Mr. Lucas has been Regional Chief Executive Officer for Lincoln Financial Advisors Corporation.

Brian R. Smith, 41, was appointed to the Advisory Board on February 3, 2004. Mr. Smith is a retired Army Major, and, for the past seven years, has worked in the Professional Employers Organization Industry with Lincoln Financial Advisors Corporation.

Members of the Advisory board are appointed by our Board of the Directors and serve until removed by the Board of Directors.

Committees of the Board of Directors; Meetings

During the year ended December 31, 2006, the entire Board met four times and acted four times by unanimous written consent. During fiscal year 2006, no director attended fewer than 75% of the aggregate number of meetings of the Board and committees on which such director served.

The Board has two standing committees, the Audit Committee and the Compensation Committee. The Board does not have a separate Nominating Committee and performs all of the functions of that committee.

The Audit Committee

The Audit Committee has as its primary responsibilities the appointment of the independent auditor for the Company, the pre-approval of all audit and non-audit services, and assistance to the Board in monitoring the integrity of our financial statements, the independent auditor's qualifications, independence and performance and our compliance with legal requirements. The Audit Committee has adopted a written charter which was mailed to its shareholders in 2006. During the year ended December 31, 2006, the Audit Committee met one time. Bruce Schreiner, Donal Ford, and Maureen O’Brien are the current members of the Audit Committee.

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

Compensation Committee

The Compensation Committee recommends to the Board annual salaries for senior management and reviews all company benefit plans. During the year ended December 31, 2006, the Compensation Committee met one time and reviewed the compensation of all St. Joseph employees. The current members of the Compensation Committee are Bruce Schreiner, Kenneth Johnson, and Donal Ford.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten percent of our Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in our Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, we have the following report to make under this section: : Forms 3 and 5 were not filed for Maureen O’Brien and Donal Ford; Forms 4 and 5 were not filed for Gerald McIlhargey, Bruce Schreiner, Kenneth Johnson. Form 5 was not filed for Milton Harbuck.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The code of ethics can be viewed on our website: www.stjosephinc.com.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our executive officers during 2006:

					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Gerald McIlhargey, Acting President, Chief Executive Officer and Director	2006	0	0	0	0	100,000	0	0
John H. Simmons, Former President, Chief Executive Officer and Director	2006	$51,200	0	$3,000	0	0	0	0
Kenneth L. Johnson, Secretary, Treasurer and Director	2006	0	0	0	0	50,000	0	0

Mr. McIlhargey was appointed President and Chief Executive Officer of our Company on May 17, 2006. Mr. McIlhargey has served as a Director of our Company since March of 2004.

Mr. Simmons was appointed President, Chief Executive Officer and Director on October 28, 2003. Mr. Simmons resigned as our President, Chief Executive Officer on May 17, 2006 and resigned as our Director on May 30, 2006. Mr. Simmons earned an annual salary of $120,000 and was entitled to a car allowance of $600 per month.

Option/SAR Grants Table

The following table sets forth information with respect to stock options granted to each named executive officer during our most recent fiscal year ended December 31, 2006. We have never granted any stock appreciation rights.

Option/SAR Grants in Last Fiscal Year
Individual Grants
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Gerald McIlhargey	100,000	24.39%	$1.05	August 24, 2011
John H. Simmons	0	—	—	--
Kenneth L. Johnson	50,000	12.19%	$1.05	August 24, 2011

Director Compensation

The Directors receive no annual compensation other than the options they received for serving on the board of directors of St. Joseph; however, they are reimbursed for out-of-pocket expenses incurred in connection with the Company's business.

Employment Agreements

We currently do not have any written employment agreements with any of our officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of the date hereof, based on information obtained from the persons named below, with respect to the beneficial ownership of the our common stock by (i) each person (including groups) known to us to be the beneficial owner of more than 5 percent of our common stock, and (ii) each Director and Officer, and (iii) all Directors and Officers of the Company, as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

Name of Beneficial Owner (1)	Number of Shares of Common Stock (2)	Percent Outstanding	Number of Shares of Series A Preferred Stock (2)	Percent Outstanding	Number of Shares of Series B Preferred Stock (2)	Percent Outstanding
Gerald McIlhargey, President, Chief Executive Officer and Director	200,000 (3)	3.25%	0	0%	0	0%

Kenneth L. Johnson, Secretary, Treasurer and Director	150,000 (4)	2.46%	0	0%	0	0%

Bruce Schreiner, Director	150,000 (5)	2.42%	0	0%	0	0%

Maureen O’Brien, Director	75,000 (4)	1.23%	0	0%	0	0%

Donal Ford, Director	75,000 (4)	1.23%	0	0%	0	0%

All Executive Officers and Directors as a Group	650,000	10.01%	0	0%	0	0%

David William Dean Core	1,125,000	18.60%	0	0%	0	0%

Phyllis L. Bell	680,368 (6)	10.67%	330,000	85.45%	0	0%

Wildwood Partners, LP	75,000 (7)	0.83%	0	0%	50,000	100%

(1)
The address for Messrs. McIlhargey, Johnson, Schreiner, Ford, and Ms. O’Brien is: c/o St. Joseph, Inc., 4870 S. Lewis, Suite 250, Tulsa, Oklahoma 74105. The addresses for Mr. Core and Ms. Bell are 6965 N. Grande, Boca Raton, Florida 33433 and Route 1 Box 650, Haskell, Oklahoma 74436, respectively. The address for Wildwood Partners, LP is 3629 Greenbrier Drive, Dallas, Texas 75225-5106. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
As required by Item 403 of Regulation S-B, calculated on the basis of the amount of outstanding securities plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. This percentage will be different than percentages reflected in Schedule 13D.

(3)	Includes options to purchase 100,000 shares of our common stock at an exercise price of $1.05 per share.

(4)	Includes options to purchase 50,000 shares of our common stock at an exercise price of $1.05 per share.

(5)
Includes options to purchase 50,000 share of our common stock at an exercise price of $1.05 per share and options to purchase 100,000 shares of our common stock at an exercise price of $0.10 per share.

(6)
Includes 330,000 share of common stock that may be acquired through conversion of 330,000 shares of Series A Preferred Stock, 60,000 shares held by a trust controlled by Ms. Bell and 20,368 held in CEDE & Co.

(7)	Includes 50,000 shares of common stock that may be acquired through conversion of 50,000 shares of Series B Preferred Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 5, 2006, Gerald McIlhargey, President of our Company, advanced Staf*Tek $25,000 for working capital in exchange for a promissory note. The note carries a fixed interest of $2,000 and matures on June 30, 2007. We have not repaid the advance or any related interest through December 31, 2006.

On January 5, 2006, Phyllis Bell, a shareholder of our Company, advanced our subsidiary, Staf*Tek, $40,000 for working capital. We repaid the advance and $500 of related interest on January 31, 2006.

On June 16, 2005, we issued John Simmons, our President at the time, a promissory note in the amount of $96,000. This note replaced and superseded a promissory note that we issued to Mr. Simmons in December of 2003. The note carries a ten percent interest rate, payable quarterly and matured on June 16, 2006. Mr. Simmons resigned as our President, Chief Executive Officer on May 17, 2006 and as our Director on May 30, 2006. During the year ended December 31, 2006, we did not repay any balance under the note. As of December 31, 2006, we owed $48,120 in principal and $2,406 in accrued interest on the note.

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

On August 17, 2005, Staf*Tek issued Ms. Bell a promissory note in the amount of $25,000. The note matured on August 31, 2005 and carried a fixed interest of $300.00. This note has been fully repaid.

On July 25, 2005, Staf*Tek issued Ms. Bell a promissory note in the amount of $45,000. The note matured on July 29, 2005. The principal amount of the note and a fixed interest of $300 have been fully repaid.

On May 19, 2005, Staf*Tek issued Ms. Bell a promissory note in the amount of $40,000. The note matured on May 31, 2005. The principal amount of the note and a fixed interest of $100 have been fully repaid.

On April 19, 2005, Staf*Tek issued Ms. Bell a promissory note in the amount of $65,000. The note matured on April 25, 2005. The principal amount of the note and a fixed interest of $525 have been fully repaid.

On April 1, 2005, Staf*Tek issued Ms. Bell a promissory note in the amount of $35,000. The note matured on April 8, 2005 and carried a fixed interest of $125. This note has been fully repaid.

On March 17, 2005, Staf*Tek issued Ms. Bell a promissory note in the amount of $40,000. The note matured on April 1, 2005. The principal amount of the note and a fixed interest of $250 have been fully repaid.

On February 22, 2005, Staf*Tek issued Ms. Bell a promissory note in the amount of $35,000. The note matured on March 1, 2005. The principal amount of the note and a fixed interest of $100 have been fully repaid.

On January 6, 2005, Staf*Tek issued Ms. Bell a promissory note in the amount of $40,000. The note carried interest at 12.5% per annual and matured on January 31, 2005. The principal amount of the note and $342.50 in interest have been fully repaid on January 24, 2005.

Other than disclosed above, none of the Directors or Officers of the Company nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of the Company, nor any promoter of the Company, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the date of the Company's incorporation or in any presently proposed transaction which, in either case, has or will materially affect the Company. The Company has not entered into transactions with any member of the immediate families of the foregoing persons, nor is any such transaction proposed.

ITEM 13. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF DOCUMENT
2.1 (5)	Agreement of Share Exchange and Purchase and Sale dated January 2, 2004 between St. Joseph, Inc. and Phyllis L. Bell, and Paul D. Aelmore and Staf-Tek Services, Inc.

3.1 (1)	Articles of Incorporation of Pottery Connection, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on January 19, 2001.

3.3 (5)	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on November 6, 2003

3.4 (6)	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on September 29, 2006

3.5 (3)	Bylaws of St. Joseph, Inc. (formerly known as Pottery Connection, Inc.)

4.0 (1)	Specimen form of St. Joseph’s stock certificate for shares of its common stock.

10.1 (3)	Exclusive Agreement between St. Joseph Energy, Inc. and David Johnson

10.2 (2)	Form of User Agreement for St. Joseph, Inc.

10.3*	Promissory Note dated June 16, 2005 for $96,000 issued by St. Joseph, Inc. to John H. Simmons.

10.4*	Promissory Note dated January 6, 2005 for $40,000 issued by Staf*Tek Services, Inc. to Phyllis L. Bell.

10.5*	Promissory Note dated February 22, 2005 for $35,000 issued by Staf*Tek Services, Inc. to Phyllis L. Bell.

10.6*	Promissory Note dated March 17, 2005 for $40,000 issued by Staf*Tek Services, Inc. to Phyllis L. Bell.

10.7*	Promissory Note dated April 19, 2005 for $65,000 issued by Staf*Tek Services, Inc. to Phyllis L. Bell.

10.8*	Promissory Note dated May 19, 2005 for $40,000 issued by Staf*Tek Services, Inc. to Phyllis L. Bell.

10.9*	Promissory Note dated July 25, 2005 for $45,000 issued by Staf*Tek Services, Inc. to Phyllis L. Bell.

10.10*	Promissory Note dated August 17, 2005 for $25,000 issued by Staf*Tek Services, Inc. to Phyllis L. Bell.

10.11*	Promissory Note dated December 28, 2006 for $25,000 issued by Staf*Tek Services, Inc. to Gerry McIlhargey.

10.12*	Promissory Note dated April 1, 2005 for $35,000 issued by Staf*Tek Services, Inc. to Phyllis L. Bell.

14.1*	Code of Ethics.

21.1*	Subsidiaries of St. Joseph, Inc.

31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(1)	Filed on July 23, 2002 as an exhibit to St. Joseph’s registration statement on Form 10SB and incorporated herein by reference.

(2)	Filed on April 15, 2003 as an exhibit to St. Joseph’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(3)	Filed on June 3, 2003 as an exhibit to St. Joseph’s amendment to registration statement on Form 10SB12G/A and incorporated herein by reference.

(4)	Filed on April 15, 2004 as an exhibit to St. Joseph’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference.

(5)	Filed on May 5, 2004 as an exhibit to St. Joseph’s report on Form 8-K dated April 30, 2004 and incorporated herein by reference.

(6)	Filed on November 20, 2006 as an exhibit to St. Joseph’s quarterly report on Form 10-QSB for the quarterly period ended September 30, 2006 and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We appointed the accounting firm of Cordovano and Honeck, LLP, located at 88 Inverness Circle East, Building M-103, Englewood, Colorado 80112, to serve as our independent auditors for the fiscal years ended December 31, 2006 and 2005. During our fiscal years 2006 and 2005, accrued fees owed to Madsen are as follows:

Audit Fees

2006	2005
$15,285.00	$12,172.50

Audit Fees and Audit Related Fees consist of fees billed for professional services rendered for auditing our Financial Statements, reviews of interim Financial Statements included in quarterly reports, services performed in connection with other filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements.

Tax Fees

2006	2005

$0.00	$0.00

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2006	2005
$0.00	$0.00

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 11, 2007

St. Joseph, Inc.
By: /s/ Gerry McIlhargey
Gerry McIlhargey, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Gerry McIlhargey April 11, 2007	April 11, 2007
Gerry McIlhargey, President, Chief Executive Officer and Director

/s/ Kenneth L. Johnson April 11, 2007	April 11, 2007
Kenneth L. Johnson,
Secretary-Treasurer and Director

/s/ Bruce Schreiner	April 11, 2007
Bruce Schreiner, Director

/s/ Donal Ford	April 11, 2007
Donal Ford, Director
April 11, 2007

/s/ Maureen O’Brien
Maureen O’Brien, Director

ST. JOSEPH, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
St. Joseph, Inc.

We have audited the consolidated balance sheet of St. Joseph, Inc. as of December 31, 2006, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of St. Joseph, Inc. as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and has negative working capital and a net capital deficiency at December 31, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck LLP
Englewood, Colorado
April 2, 2007

ST. JOSEPH, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS
CURRENT ASSETS:
Cash	$18,233
Accounts receivable:
Trade	228,830
Total current assets	247,063

FIXED ASSETS (Note 3):
Leasehold improvements	19,585
Office equipment	158,897
Gross fixed assets	178,482
Accumulated depreciation and amortization	(175,383)
Net Fixed Assets	3,099
OTHER ASSETS:
Deposits	1,230
Goodwill (Note 1)	258,525
Total other assets	259,755
$509,917
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$275,138
Accrued liabilities	14,914
Indebtedness to former officer (Note 7)	25,000
Indebtedness to shareholder (Note 2)	2,000
Note payable:
Bank (Note 4)	200,000
Former Officer (Note 2)	48,120
Officer (Note 2)	25,000
Total current liabilities	590,172
Commitment (Note 8)	-
STOCKHOLDERS' DEFICIT (Note 7):
Preferred stock, Series A, $.001 par value, $3.00 face value; 25,000,000 shares
authorized, 386,208 shares issued and outstanding	386
Preferred stock, Series B, $.001 par value, $1.20 face value; 150,000 shares
authorized,50,000 shares issued and outstanding	50
Common stock, $.001 par value; 100,000,000 shares authorized,
6,049,212 shares issued and outstanding	6,049
Additional paid-in capital	1,562,565
Retained deficit	(1,649,305)
Total Stockholders' Deficit	(80,255)
$509,917
See accompanying notes to consolidated financial statements

ST. JOSEPH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2006	2005
SERVICE REVENUES	$2,597,324	$2,039,255
DIRECT COST OF REVENUES	2,143,175	1,522,511

Gross Profit	454,149	516,744

COSTS AND EXPENSES:
General and Administrative Expenses	613,745	746,947
Stock Option Compensation (Note 7)	148,830	-
Depreciation and Amortization	19,034	20,842
Loss on goodwill impairment (Note 1)	-	47,624
Total Costs and Expenses	781,609	815,413

Operating Loss	(327,460)	(298,669)

OTHER INCOME AND (EXPENSE):
Interest Income	63	10
Interest Expense	(29,663)	(28,585)
Gain (loss) on sale of securities	(7,707)	1,503
Net Other Expense	(37,307)	(27,072)

Loss before income taxes	(364,767)	(325,741)

Income tax provision (Note 6)	-	-

Net Loss	$(364,767)	$(325,741)

Preferred stock dividend requirements	(82,708)	(78,206)

Loss applicable to common stock	$(447,475)	$(403,947)

Basic and diluted loss per common share	$(0.07)	$(0.08)

Weighted average common shares outstanding	6,104,013	5,277,353

See accompanying notes to consolidated financial statements

ST. JOSEPH, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock-Series A		Preferred Stock-Series B		Common Stock
	Shares	Par value	Shares	Par value	Shares	Par value
Balance December 31, 2004	386,208	$386	-	$-	5,021,712	$5,022

Sale of common stock at $.50 per share (Note 7)	-	-	-	-	684,000	684
Exercised stock options (Note 7)	-	-	-	-	125,000	125
Preferred stock dividends (Note 7)	-	-	-	-	-	-
Comprehensive income (loss):
Unrealized investment gains	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Comprehensive income (loss)

Balance December 31, 2005	386,208	386	-	-	5,830,712	5,831

Sale of common stock at $2.per share (Note 7)	-	-	-	-	28,500	28
Granted common stock options (Note 7)	-	-	-	-	-	-
Exercised stock options (Note 7)	-	-	-	-	440,000	440
Sale of preferred stock - series B (Note 7)	-	-	50,000	50	-	-
Cancellation of common stock (Note 7)	-	-	-	-	(250,000)	(250)
Preferred stock dividends (Note 7)	-	-	-	-	-	-
Comprehensive income (loss):
Unrealized investment gains	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Comprehensive income (loss)

Balance December 31, 2006	386,208	$386	50,000	$50	6,049,212	$6,049

	Additional		Other
	Paid-in	Retained	Comprehensive
	Capital	Deficit	Income(Loss)	Total
Balance December 31, 2004	$924,312	$(797,883)	$1,292	$133,129
Sale of common stock at $.50 per share (Note 7)	341,316	-	-	342,000
Exercised stock options (Note 7)	12,375	-	-	12,500
Preferred stock dividends (Note 7)	-	(78,206)	-	(78,206)
Comprehensive income (loss):
Unrealized investment gains	-	-	(2,893)	(2,893)
Net loss	-	(325,741)	-	(325,741)
Comprehensive income (loss)				(328,634)

Balance December 31, 2005	1,278,003	(1,201,830)	(1,601)	80,789

Sale of common stock at $2.per share (Note 7)	56,972	-	-	57,000
Granted common stock options (Note 7)	148,830	-	-	148,830
Exercised stock options (Note 7)	43,560	-	-	44,000
Sale of preferred stock - series B (Note 7)	59,950	-	-	60,000
Cancellation of common stock (Note 7)	(24,750)	-	-	(25,000)
Preferred stock dividends (Note 7)	-	(82,708)	-	(82,708)
Comprehensive income (loss):
Unrealized investment gains	-	-	1,601	1,601
Net loss	-	(364,767)	-	(364,767)
Comprehensive income (loss)				(363,166)

Balance December 31, 2006	$1,562,565	$(1,649,305)	$-	$(80,255)

See accompanying notes to consolidated financial statements

ST. JOSEPH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended
	December 31,
	2006	2005
OPERATING ACTIVITIES
Net loss	$(364,767)	$(325,741)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	19,034	20,842
Stock Option Compensation	148,830	-
Gain on marketable securities	7,707	(1,503)
Loss on goodwill impairment	-	47,624
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable:
Trade	78,565	(171,637)
Increase in accounts payable and
accrued liabilities	37,730	135,708
Net cash used in operating activities	(72,901)	(294,707)

INVESTING ACTIVITIES
Sales of marketable securities	11,092	2,480
Net cash provided by investing activities	11,092	2,480

FINANCING ACTIVITIES
Proceeds from line of credit	-	50,000
Proceeds from notes payable to related parties	-	381,400
Payments on notes payable to related parties (Note 2)	(57,714)	(369,566)
Payments on preferred stock dividends	(82,708)	(78,206)
Proceeds from exercised stock options	44,000	12,500
Proceeds from sale of common stock	57,000	342,000
Proceeds from sale of preferred stock	60,000	-
Net cash provided by financing activities	20,578	338,128

Changes on other comprehensive income	1,601	(2,893)

CHANGE IN CASH	(39,630)	43,008

CASH AT BEGINNING OF YEAR	57,863	14,855

CASH AT END OF YEAR	$18,233	$57,863

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$29,663	$28,585
Income tax	$-	$-

See accompanying notes to consolidated financial statements

ST. JOSEPH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006 and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2006 and 2005 included in this report include the activities of St. Joseph, Inc. and its wholly-owned subsidiary, Staf*Tek. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net capital deficiency at December 31, 2006. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company plans to generate the necessary cash flows with increased sales revenue and a reduction of general and administrative expenses over the next 12 months. However, should the Company's operations not provide sufficient cash flow, the Company has plans to raise additional working capital through debt and/or equity financings. Insiders have loaned working capital to the Company on an as-needed basis over the past two years; however, there are no formal committed financing arrangements to provide the Company with working capital. There is no assurance the Company will be successful in producing increased sales revenues, attaining profitability, or obtaining additional funding through debt and equity financings.

Cash Equivalents and Fair Value of Financial Instruments

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2006.

The carrying amounts of cash, receivables and current liabilities approximate fair value due to the short-term maturity of the instruments.

ST. JOSEPH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006 and 2005

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

Accounts Receivable

Accounts receivable consists of amounts due from customers related to the Company's employee placement services. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of December 31, 2006, management believes no allowance for uncollectible accounts is necessary.

Property, Equipment and Depreciation

Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Furniture and fixtures	7 years
Office equipment	5 years
Computer equipment	3 years

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

Goodwill and Impairment

Goodwill of $306,149 was recorded as part of the acquisition of Staf*Tek on December 31, 2003. In accordance with Statements of Financial Accounting Standard ("SFAS") No. 142, goodwill is not amortized but is tested for impairment. The Company tests its goodwill for impairment annually at the end of each accounting period.

The Company tested its goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the impairment test at December 31, 2005 and determined that there was potential impairment of the goodwill. The Company performed the second step as of and determined that the goodwill balance of $306,149 was impaired. An impairment loss of $47,624 was recorded in the accompanying consolidated financial statements for the year ended December 31, 2005. The remaining goodwill balance at December 31, 2005 was $258,525.

The Company tested its goodwill for impairment as of December 31, 2006 using the two-step process and determined that the goodwill balance of $258,525 was not impaired.

ST. JOSEPH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006 and 2005

Impairment and Disposal of Long-lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. No SFAS NO. 144 impairments have been recorded for the years ended December 31, 2006 and 2005.

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

Advertising Costs

The Company expenses all advertising as incurred. The Company incurred advertising costs totaling$3,413 and $8,895 for the years ended December 31, 2006 and 2005, respectively.

Loss Per Common Share

The Company reports earnings (loss) per share using a dual presentation of basic and diluted earnings per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. Preferred stock and common stock options outstanding at December 31, 2006 were not included in the diluted loss per share as all 436,208 preferred shares and all 760,000 options were anti-dilutive. Therefore, basic and diluted losses per share at December 31, 2006 were equal.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

ST. JOSEPH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006 and 2005

Stock-Based Compensation:

On January 1, 2006, the Company adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning in 2006. The Company’s financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods do not include the impact of SFAS 123(R).

Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock compensation expense in 2006 includes compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). 2006 stock compensation also includes expense for the share-based awards granted prior to January 1, 2006, but vested subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has not been reduced for estimated forfeitures because they are estimated to be negligible. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company’s determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding certain highly complex and subjective variables. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

Prior to the adoption of SFAS 123(R), The Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of SFAS 123, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155 (SFAS 155), Accounting for Certain Hybrid Financial Instruments- an amendment of FASB Statements No. 133 and No. 140. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. The adoption of SFAS 155 is expected to affect the recording of future convertible debt. The Company has not revalued any previously issued financial instruments.

ST. JOSEPH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006 and 2005

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140, which requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain circumstances. The Company does not expect the adoption of FIN 48 to materially impact its financial position or results of operations.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to materially impact its financial position or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS 157 to materially impact its financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not determined the affect of adopting this standard.

NOTE 2 - RELATED PARTY TRANSACTIONS

On December 28, 2006, an officer loaned the Company $25,000 for working capital in exchange for a promissory note. The note matures on June 30, 2007 and includes a $2,000 fixed interest payment at maturity.

On November 1, 2006, a shareholder advanced the Company $2,000 for working capital in exchange for a promissory note. The Company had not repaid the note prior to December 31, 2006. The note matures June 1, 2007 and has been paid off as of March 31, 2007.

In June of 2005, the Company issued a promissory note in the amount of $96,000 to an individual who was, at the time, an officer of the Company. This note replaced and superseded a promissory note that the Company issued to this individual in December of 2003 when the individual was an officer of the Company. The note carries a ten percent interest rate, payable quarterly and matured on June 16, 2006. During the year ended December 31, 2006, the principal balance was reduced for payments and expenses paid by the Company on behalf of this individual totaling $47,880, decreasing the principal balance to $48,120. Accrued interest expense on the note totaled $2,406 at December 31, 2006. Interest expense on the note totaled $4,806 and $9,400 for the years ended December 31, 2006 and 2005, respectively. Under the terms of the note, the Company is currently in default of the note. In the event that this individual decides to institute legal proceeding to collect this note and prevails, the Company will have to pay this individual his court costs, including reasonable attorneys’ fees. However, the Company believes that the amount owed to this individual on the note is fully or partially offset by sums owed to it in connection with expense reimbursements that were paid to this individual while he was an officer of the Company and to which management believes he may not have the rights.

ST. JOSEPH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006 and 2005

The Company has not yet determined the amount that it is entitled to from this individual and amounts are presently under review by the audit committee.

On January 5, 2006, a shareholder advanced the Company $40,000 for working capital. The Company repaid the advance on January 31, 2006. During the year ended December 31, 2005, this shareholder also advanced the Company a total of $255,000 for working capital in exchange for various promissory notes. The Company repaid the notes and $1,918 of related interest expense prior to December 31, 2005.

In January of 2005, a shareholder advanced the Company $37,000 for working capital in exchange for a promissory note. The Company repaid the note prior to December 31, 2005.

During the year ended December 31, 2005, an employee advanced the Company $51,900 for working capital in exchange for promissory notes, of which $11,834 remained unpaid as of December 31, 2005. The Company repaid the $11,834 during 2006.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2006:

Furniture and fixtures	$35,447
Office equipment	88,295
Computer equipment	35,155
Leasehold improvements	19,585

Total property and equipment	178,482
Less accumulated depreciation	(175,383)

Property and equipment, net	$3,099

Depreciation expense totaled $19,034 and $20,842, respectively, for the years ended December 31, 2006 and 2005.

NOTE 4 - LINE OF CREDIT

The Company has a $200,000 line of credit and the entire balance was unpaid and outstanding at December 31, 2006. The interest rate on the credit line was 8.25 percent at December 31, 2006. Interest payments are due monthly. The note matures April 5, 2007.

NOTE 5 - CONCENTRATION OF CREDIT RISK

The Company conducts a significant portion of its operations with one customer. During the year ended December 31, 2006, approximately 81 percent of the Company's service revenues were conducted with this one customer. During the year ended December 31, 2005, approximately 87 percent of the Company's service revenues were conducted with two customers.

ST. JOSEPH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006 and 2005

NOTE 6 - INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

	Years Ended
	December 31,
	2006	2005
U.S. Federal statutory rate	33.93%	33.36%
State income tax, net of federal benefit	3.96%	4.06%
Permanent book-to-tax differences	-1.41%	-1.15%
Net operating loss for which no tax
benefit is currently available	-36.48%	-36.21%
	0.00%	0.00%

At December 31, 2005, the Company's current tax benefit consisted of a net tax asset of $490,564, due to operating loss carryforwards of approximately $1,367,384, which was fully allowed for, in the valuation allowance of $490,564. The valuation allowance results in deferred tax expense, which offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2006 and 2005 were $133,058 and $117,945, respectively. Net operating loss carry forwards will expire through 2026.

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

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of those losses.

NOTE 7 - SHAREHOLDERS' EQUITY

Preferred Stock

During the year ended December 31, 2006, the Company did not issue any Series A Convertible Preferred Stock. The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock that remain outstanding at December 31, 2006. Each share of Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, which is paid quarterly on a calendar basis for a period of 5 years. The Company paid $78,207 ($0.20/share) in Series A Convertible Preferred Stock dividends during the year ended December 31, 2006.

ST. JOSEPH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006 and 2005

During the year ended December 31, 2006, the Company authorized the issuance of up to 150,000 shares of Series B Convertible Preferred Stock. During the year ended December 31, 2006, the Company sold 50,000 shares of Series B Convertible Preferred Stock that remains outstanding at December 31, 2006. Each share of Series B Convertible Preferred Stock is convertible to one share of common stock and has a yield of 15% dividend per annum, which is paid monthly on a calendar basis for a period of 18 months. The Company has paid $4,500 ($0.09/share) in preferred stock dividends during the years ended December 31, 2006.

Common Stock

During the year ended December 31, 2006, the Company sold 28,500 shares of its common stock at $2.00 per share pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended. The Company received gross proceeds of $57,000 from such sales.

Equity Awards Granted to Employees

On August 24, 2006, the Company granted options to ten employees and directors to purchase 410,000 shares of the Company’s common stock at an exercise price of $1.05 per share. The options vested on the date of grant. The Company’s common stock had a traded market value of $1.05 on the grant date. The weighted average exercise price and weighted average fair value of these options on the date of grant were $1.05 and $.363, respectively. Stock option compensation totaling $148,830 has been recognized in the accompanying consolidated financial statements related to these options.

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options, based on estimated fair values. The $148,830 of stock option compensation resulted from the implementation of SFAS 123(R).

The fair value for the options granted during the year ended December 31, 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate		4.78%
Dividend yield	.	0.00%
Volatility factor		29.02%
Weighted average expected life		5 years

The following schedule summarizes the changes in the Company’s equity awards for the years ended December 31, 2006 and 2005:

			Weighted	Weighted
	Awards		Average	Average
	Outstanding	Exercise	Exercise	Remaining	Aggregate
	and	Price	Price	Contractual	Intrinsic
	Exercisable	Per Share	Per Share	Life	Value
Outstanding at January 1, 2005	2,625,000	$0.10	$0.10
Granted	-	$0.10	$0.10
Exercised	(125,000)	$0.10	$0.10
Cancelled/Expired	-	$0.10	$0.10
Outstanding at December 31, 2005	2,500,000	$0.10	$0.10
Granted	410,000	$1.05	$1.05
Exercised	(440,000)	$0.10	$0.10
Cancelled/Expired	(1,710,000)	$0.10	$0.10
Outstanding at December 31, 2006	760,000	$0.10 - 1.05	$0.61	3.1 years	$218,500

ST. JOSEPH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006 and 2005

All equity awards were fully vested as of December 31, 2006.

Upon the exercise of stock options, the Company issues new shares that are authorized and not issued or outstanding. The Company does not plan to repurchase shares to meet stock option requirements.

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

Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

	December 31,
	2006	2005
Net loss-common shareholders, as reported	$(447,475)	$(403,947)
Decrease due to:
Employee stock options	—	—

Pro forma net loss	$(447,475)	$(403,947)
As reported:
Net loss per share - basic and diluted	$(0.07)	$(0.08)
Pro Forma:
Net loss per share - basic and diluted	$(0.07)	$(0.08)

Cancellation of Stock Options

Between October 28, 2003 and March 23, 2004, the Board of Directors approved the grant of stock options to seven individuals who were then directors of the Company (each, an “Optionee”) in consideration for services provided to the Company as directors. Each option was exercisable immediately at the exercise price of $0.10 per share and expires on the tenth day after an Optionee’s removal from the Board of Directors for reasons other than for a voluntary resignation. The Board of Directors approved the issuance of an aggregate of 2,600,000 options to the Company’s then directors, with each director receiving 100,000 options, with the sole exception of John Simmons, our former President and director, who received 2,000,000 options, or 2,000% more the other directors.

As disclosed in the Current Report on Form 8-K filed by the Company on August 30, 2006, at the annual meeting of the Board of Directors on August 24, 2006, the Company’s directors reviewed the above options previously granted by the Board of Directors between October 28, 2003 and March 23, 2004. After careful and exhaustive deliberation, the directors concluded that the options granted to Mr. Simmons as consideration for providing the same directorial services as the other Optionees was not fair and reasonable to the shareholders. Specifically, the Board of Directors concluded that the amount of options granted to Mr. Simmons was unduly excessive, unreasonable, and unfair to the shareholders. Therefore, the Board of Directors resolved to void 1,900,000 of the options previously granted to Mr. Simmons.

ST. JOSEPH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006 and 2005

In connection with the cancellation of the options previously granted to Mr. Simmons, the Board of Directors cancelled 250,000 shares of common stock that were previously issued to Mr. Simmons pursuant to the exercise of these now cancelled options. As of December 31, 2006, the Company had not refunded the $25,000 received from Mr. Simmons to exercise the stock options. The $25,000 liability is included in the accompanying consolidated financial statements as Due to former officer.

The Board of Directors concluded that the grant of 100,000 options to each Optionee was fair and reasonable, and accordingly ratified the issuance of 100,000 options to each Optionee, including Mr. Simmons. To the extent that the issuance of the 1,900,000 options which have been voided by resolution of the Board of Directors is deemed fair, the Company may have a contingent liability for cancelling Mr. Simmons’ 1,900,000 options.

NOTE 8 - OFFICE LEASE

The Company has entered into a noncancellable lease agreement for its corporate office space. The lease commenced May 1, 2004 and expires April 30, 2007. Future minimum lease payments under the leases are as follows:

December 31,
2007	$15,479

Rent expense for the years ended December 31, 2006 and 2005 totaled $50,082 and $50,353, respectively.

NOTE 9 - LEGAL PROCEEDINGS

On July 28, 2006, Zachary Karo, a former employee, filed a lawsuit against the Company and its subsidiary Staf*Tek Services, Inc. in the district court in Tulsa County, Oklahoma, Case No. CJ 2006 04713, in connection with stock options allegedly granted to Mr. Karo. Mr. Karo alleges that he was granted an option to purchase up to 25,000 shares of the Company’s common stock at $0.10 per share but that management refused to issue Mr. Karo such shares upon his exercise of the alleged option. Mr. Karo is seeking damages, actual and exemplary, against the Company in an amount in excess of $10,000. Management denies that Mr. Karo was owed such stock options. The Company has engaged local counsel and intends to vigorously defend this action on the basis brought by the plaintiffs. The Company filed a motion to dismiss this action and the motion was heard and denied on December 15, 2006. The parties to this action are currently engaged in the discovery process. The costs of defending against the complaint could be substantial; however management is unable to estimate an amount at this time.