Form 10KSB/A
period 2006-12-31
ST JOSEPH INC
filed 2007-04-20
CIK 1177135

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
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

Explanatory Note

St. Joseph, Inc. is filing this Amendment No. 1 ("Amendment No. 1") to its Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 13, 2007 (the "Original Filing"), to include exhibits that were inadvertently omitted from the Original Filing.

For the convenience of the reader, this Amendment No. 1 sets forth the Original Filing in its entirety.  However, the Original Filing is only being amended to include exhibits which were inadvertently omitted from the Original Filing, and no other information in the Original Filing is amended hereby.  This Amendment No. 1 does not imply that any other part of the Original Filing has changed since the Original Filing.  Furthermore, no other portion of the Original Filing has been updated to reflect other events occurring after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events.

Pursuant to the rules of the SEC, currently dated certifications from our Chief Executive Officer and Chief Financial Officer are attached to this Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

ST. JOSEPH, INC.
Form 10-KSB/A
For the Fiscal Year Ended December 31, 2006

i

PART I

FORWARD LOOKING STATEMENTS

This Form 10-KSB/A, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to such matters as, among other things, our anticipated financial performance, business prospects, technological developments, new products, future distribution or license rights, international expansion, possible strategic alternatives, new business concepts, capital expenditures, consumer trends and similar matters.

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

GENERAL

The following discussion should be read in conjunction with our audited Consolidated Financial Statements and accompanying Notes, included herein. Certain statements contained herein may constitute forward-looking statements, as discussed at the beginning of Part I of this Annual Report on Form 10-KSB/A. Our actual results could differ materially from the results anticipated in these statements as a result of a variety of factors, including those discussed in our filings with the Securities and Exchange Commission and as discussed in the sections under the heading "Risk Factors" in this Report.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten percent of our Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in our Form 10-KSB/A and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, we have the following report to make under this section: : Forms 3 and 5 were not filed for Maureen O’Brien and Donal Ford; Forms 4 and 5 were not filed for Gerald McIlhargey, Bruce Schreiner, Kenneth Johnson. Form 5 was not filed for Milton Harbuck.

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

ITEM 13. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF DOCUMENT
2.1 (5)	Agreement of Share Exchange and Purchase and Sale dated January 2, 2004 between St. Joseph, Inc. and Phyllis L. Bell, and Paul D. Aelmore and Staf-Tek Services, Inc.

3.1 (1)	Articles of Incorporation of Pottery Connection, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on January 19, 2001.

3.3 (5)	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on November 6, 2003

3.4 (6)	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on September 29, 2006

3.5 (3)	Bylaws of St. Joseph, Inc. (formerly known as Pottery Connection, Inc.)

4.0 (1)	Specimen form of St. Joseph’s stock certificate for shares of its common stock.

10.1 (3)	Exclusive Agreement between St. Joseph Energy, Inc. and David Johnson

10.2 (2)	Form of User Agreement for St. Joseph, Inc.

10.3*	Promissory Note dated June 16, 2005 for $96,000 issued by St. Joseph, Inc. to John H. Simmons.

10.4*	Promissory Note dated January 6, 2005 for $40,000 issued by Staf*Tek Services, Inc. to Phyllis L. Bell.

10.5*	Promissory Note dated February 22, 2005 for $35,000 issued by Staf*Tek Services, Inc. to Phyllis L. Bell.

10.6*	Promissory Note dated March 17, 2005 for $40,000 issued by Staf*Tek Services, Inc. to Phyllis L. Bell.

10.7*	Promissory Note dated April 19, 2005 for $65,000 issued by Staf*Tek Services, Inc. to Phyllis L. Bell.

10.8*	Promissory Note dated May 19, 2005 for $40,000 issued by Staf*Tek Services, Inc. to Phyllis L. Bell.

10.9*	Promissory Note dated July 25, 2005 for $45,000 issued by Staf*Tek Services, Inc. to Phyllis L. Bell.

10.10*	Promissory Note dated August 17, 2005 for $25,000 issued by Staf*Tek Services, Inc. to Phyllis L. Bell.

10.11*	Promissory Note dated December 28, 2006 for $25,000 issued by Staf*Tek Services, Inc. to Gerry McIlhargey.

10.12*	Promissory Note dated April 1, 2005 for $35,000 issued by Staf*Tek Services, Inc. to Phyllis L. Bell.

14.1*	Code of Ethics.

21.1*	Subsidiaries of St. Joseph, Inc.

31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(1)	Filed on July 23, 2002 as an exhibit to St. Joseph’s registration statement on Form 10SB and incorporated herein by reference.

(2)	Filed on April 15, 2003 as an exhibit to St. Joseph’s annual report on Form 10-KSB/A for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(3)	Filed on June 3, 2003 as an exhibit to St. Joseph’s amendment to registration statement on Form 10SB12G/A and incorporated herein by reference.

(4)	Filed on April 15, 2004 as an exhibit to St. Joseph’s annual report on Form 10-KSB/A for the fiscal year ended December 31, 2003 and incorporated herein by reference.

(5)	Filed on May 5, 2004 as an exhibit to St. Joseph’s report on Form 8-K dated April 30, 2004 and incorporated herein by reference.

(6)	Filed on November 20, 2006 as an exhibit to St. Joseph’s quarterly report on Form 10-QSB for the quarterly period ended September 30, 2006 and incorporated herein by reference.

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

Dated: April 17, 2007

St. Joseph, Inc.
By: /s/ Gerry McIlhargey
Gerry McIlhargey, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Gerry McIlhargey April 17, 2007	April 17, 2007
Gerry McIlhargey, President, Chief Executive Officer and Director

/s/ Kenneth L. Johnson April 17, 2007	April 17, 2007
Kenneth L. Johnson,
Secretary-Treasurer and Director

/s/ Bruce Schreiner	April 17, 2007
Bruce Schreiner, Director

/s/ Donal Ford	April 17, 2007
Donal Ford, Director

/s/ Maureen O’Brien	April 17, 2007
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