Form 10QSB
period 2007-03-31
ST JOSEPH INC
filed 2007-05-21
CIK 1177135

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 19345
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____.

Commission file number: 0-49936

ST. JOSEPH, INC.
(Exact name of Small Business Issuer as specified in its charter)

Colorado	CH 47-0844532
(State or other jurisdiction of incorporation	(IRS Employer Identification Number)
or organization)
4870 S. Lewis, Suite 250 Tulsa, OK	74105
Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number, including area code: (918) 742-1888

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes     ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __________ No __________

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,049,212 shares as of May 10, 2007.

Transitional Small Business Disclosure Format (check one); Yes ☐     No ☒

ST. JOSEPH, INC.
Form 10-QSB

Table of Contents

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ST. JOSEPH, INC.
CONSOLIDATED BALANCE SHEET
MARCH 31,2007
(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash	$110,922
Accounts receivable:
Trade	275,538
Prepaid Expenses	38,194
Total current assets	424,654

FIXED ASSETS:
Leasehold improvements	19,585
Office equipment	158,897
Gross fixed assets	178,482

Accumulated depreciation and amortization	(176,902)

Net Fixed Assets	1,580

OTHER ASSETS:
Deposits	1,230
Goodwill	258,525
Total other assets	259,755
$685,989
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$235,324
Accrued liabilities	40,069
Due to Former Officer	25,000
Notes payable:
Bank (Note 3)	198,000
Former Officer (Note 2)	48,120
Officer (Note 2)	52,577

Total current liabilities	599,090

STOCKHOLDERS' EQUITY (Note 4):
Preferred stock, Series A, $.001 par value, $3.00 face value; 25,000,000 shares
authorized, 386,208 shares issued and outstanding	386
Preferred stock, Series B, $.001 par value, $1.20 face value; 500,000 shares
authorized, 216,667 shares issued and outstanding	217
Common stock, $.001 par value; 100,000,000 shares authorized, 6,049,212
6,049
Additional paid-in capital	1,804,065
Retained deficit	(1,723,818)

Total Stockholders' Equity	86,899
$685,989
See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months
	Ended March 31,
	2007	2006
REVENUES:
Contract	$474,460	$813,146

COST OF REVENUES	398,497	689,415

Gross Margin	75,963	123,731

COSTS AND EXPENSES:
General and Administrative Expenses	116,499	159,237
Depreciation and Amortization	1,519	1,519

Total Costs and Expenses	118,018	160,756

Operating Loss	(42,055)	(37,025)

OTHER INCOME AND (EXPENSE):
Interest Income	-	34
Interest Expense	(6,362)	(11,161)
Loss on sale of securities	-	(2,674)
Other Income(expense)	(3,472)	41

Net Other Expense	(9,834)	(13,760)

Loss before income taxes	(51,889)	(50,785)

Income tax provision	-	-

Net Loss	(51,889)	(50,785)

Preferred stock dividend requirements	(22,624)	(19,553)

Loss applicable to common stock	$(71,041)	$(70,338)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding	6,049,212	6,022,962

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2007
(Unaudited)
							Additional
	Preferred Stock-Series A		Preferred Stock-Series B		Common Stock		Paid-in	Retained
	Shares	Par value	Shares	Par value	Shares	Par value	Capital	Deficit	Total

Balance December 31, 2006	386,208	$386	50,000	$50	6,049,212	$6,049	$1,562,565	$(1,649,305)	$(80,255)

Sale of preferred stock, including Beneficial
Conversion Feature totaling $41,667 (Note 4)	-	-	166,667	167	-	-	241,500	-	241,667

Preferred stock dividends (Note 4)	-	-	-	-	-	-	-	(22,624)	(22,624)

Net loss	-	-	-	-	-	-	-	(51,889)	(51,889)

Balance March 31, 2007	386,208	$386	216,667	$217	6,049,212	$6,049	$1,804,065	$(1,723,818)	$86,899

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months
	Ended March 31,
OPERATING ACTIVITIES	2007	2006

Net loss	$(51,889)	$(50,784)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	1,519	1,519
Beneficial Conversion Feature	41,667	-
Changes in operating assets and liabilities:
Decrease in accounts receivable:
Trade	(46,708)	(63,359)
Other	-	(2,200)
Increase in prepaid expenses	(38,194)
Decrease in accounts payable	(39,814)	(26,237)
Increase in accrued liabilities	25,155	67,209

Net cash used in operating activities	(108,264)	(73,852)

INVESTING ACTIVITIES
Sales of marketable securities	-	11,092

Net cash provided by investing activities	-	11,092

FINANCING ACTIVITIES
Payments on debt	(2,000)	-
Proceeds from notes payable to related parties	30,000	-
Payments on notes payable to related parties	(4,423)	(24,234)
Payments on preferred stock dividends	(22,624)	(19,552)
Proceeds from exercised stock options	-	30,000
Proceeds from sale of common stock	-	57,000
Proceeds from sale of preferred stock	200,000	-

Net cash provided by financing activities	200,953	43,214

Changes on other comprehensive income	-	1,601

INCREASE (DECREASE) IN CASH	92,689	(17,945)

CASH AT BEGINNING OF PERIOD	18,233	57,863

CASH AT END OF PERIOD	$110,922	$39,918

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$6,362	$11,161
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation

The condensed financial statements presented herein have been prepared by St. Joseph, Inc. (the “Company”) in accordance with the instructions for Form 10-QSB and the accounting policies described in its Form 10-KSB for the year ended December 31, 2006, and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

(2)    Related Party Transactions

On March 5, 2007, Gerald McIlhargey, President of our Company, advanced us $30,000 for working capital in exchange for a promissory note. The note carries a fixed interest of $2,400 and matures on September 5, 2007. We have repaid $2,423 in related interest during the quarter ended March 31, 2007.

On December 5, 2006, Gerald McIlhargey, President of our Company, advanced Staf*Tek $25,000 for working capital in exchange for a promissory note. The note carries a fixed interest of $2,000 and matures on June 30, 2007. We have not repaid the advance or any related interest during the quarter ended March 31, 2007.

On June 16, 2005, we issued John Simmons, our President at the time, a promissory note in the amount of $96,000. This note replaced and superseded a promissory note that we issued to Mr. Simmons in December of 2003. The note carries a ten percent interest rate, payable quarterly and matured on June 16, 2006. Mr. Simmons resigned as our President, Chief Executive Officer on May 17, 2006 and as our Director on May 30, 2006. During the quarter ended March 31, 2007, we did not repay any balance under the note. As of March 31, 2007, we owed $48,120 in principal and $2,406 in accrued interest on the note.

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

ST. JOSEPH, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3)    Line of Credit

The Company has a $200,000 line of credit. At March 31, 2007, the Company has a unpaid and oustanding balance of $198,000. Interest payments are due monthly. The Company paid $4,994 in interest payments during the quarter ended March 31, 2007. The line matures on July 4, 2007 and is collateralized by most all of the Company’s assets.

(4)    Shareholders’ Equity

Preferred Stock

During the three months ended March 31, 2007, the Company did not issue any Series A Convertible Preferred Stock. The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock that remain outstanding at March 31, 2007. Each share of Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, which is paid quarterly on a calendar basis for a period of 5 years. The Company paid $19,552 in Series A Convertible Preferred Stock dividends during the three months ended March 31, 2007.

During the three months ended March 31, 2007, the Company sold 166,667 shares of Series B Convertible Preferred Stock. The total number of Series B Convertible Preferred Stock issued as of March 31, 2007 is 216,667 shares that remain outstanding at March 31, 2007. At the time the Company sold the Series B Convertible Preferred Stock, the Company only had 150,000 authorized shares of Series B Convertible Preferred Stock. However, on May 15, 2007, the Company filed an amendment to its articles of incorporation and increased the number of authorized Series B Convertible Preferred stock from 150,000 to 500,000 shares.

Each share of Series B Convertible Preferred Stock is convertible to one share of common stock and has a yield of 15% dividend per annum, which is paid monthly on a calendar basis. The Series B Convertible Preferred Stock was sold at $1.20 per share. On the transaction date, the fair value of the common stock was $1.45 per share, resulting in a beneficial conversion feature. The intrinsic value of the imbedded beneficial conversion feature related to the option for conversion into the Company’s common stock totaled $41,667. Because the Series B Convertible Preferred Stock may not be converted for a period of six months, the beneficial conversion charge has been capitalized as prepaid compensation expense and will be amortized to stock-based compensation expense over the six month period. As of March 31, 2007, $3,472 was charged to stock-based compensation expense and the remaining $38,195 was capitalized as prepaid expense.

The Company has paid $2,250 in preferred stock dividends during the three months ended March 31, 2007 and a balance of $822 was unpaid during the three months ended March 31, 2007.

Common Stock

During the three months ended March 31, 2007, the Company did not sell any of its common stock.

Common Stock Options

During the three months ended March 31, 2007, the Company did not grant any stock options.

ST. JOSEPH, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(5)    Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

(6)    Concentration of Credit Risk

The Company conducts a significant portion of its operations with one customer. During the three months ended March 31, 2007, approximately 72 percent of the Company's service revenues were conducted with this one customer. During the three months ended March 31, 2006, approximately 85 percent of the Company's service revenues were conducted with two customers.

(7)    Legal Proceedings

On July 28, 2006, Zachary Karo, a former employee, filed a lawsuit against the Company and its subsidiary Staf*Tek Services, Inc. in the district court in Tulsa County, Oklahoma, Case No. CJ 2006 04713, in connection with stock options allegedly granted to Mr. Karo. Mr. Karo alleges that he was granted an option to purchase up to 25,000 shares of the Company’s common stock at $0.10 per share but that management refused to issue Mr. Karo such shares upon his exercise of the alleged option. Mr. Karo is seeking damages, actual and exemplary, against the Company in an amount in excess of $10,000. Management denies that Mr. Karo was owed such stock options. The Company has engaged local counsel and intends to vigorously defend this action on the basis brought by the plaintiffs. The parties to this action are currently engaged in the discovery process. The costs of defending against the complaint could be substantial; however management is unable to estimate an amount at this time. A trial date is set for September 25, 2007.

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

During the three month period ended March 31, 2007, we paid $19,552 in dividends on our series A convertible preferred stock.

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

Results of Operations for the Three Months Ended March 31, 2007 and 2006

	For the Quarter Ended
	March 31, 2007		March 31, 2006		Change	Change
		% of		% of
	$	Revenue	$	Revenue	$	%
Revenues
Net Revenues	$474,460	100.00%	$813,146	100.00%	(338,686)	(41.65)%
Cost of Revenues	398,497	83.99%	689,415	84.78%	(290,918)	(42.20)%

Gross Profit (Loss)	75,963	16.01%	123,731	15.22%	(47,768)	(38.61)%

Operating Expenses
Selling, General and Administrative
Expenses	116,499	24.55%	159,237	19.58%	(42,738)	(26.84)%
Depreciation and Amortization	1,519	0.32%	1,519	0.19%	0	0.00%
Total Operating Expenses	$118,018	24.87%	$160,756	19.77%	(42,738)	(26.59)%

Loss from Operations	$(42,055)	(8.86)%	$(37,025)	(4.55)%	(5,030)	13.59%

Other Income and (Expense)
Interest Income	0	0.00%	34	0.00%	(34)	(100.00)%
Interest Expense	(6,362)	(1.34)%	(11,161)	(1.37)%	4,799	(43.00)%
Loss on Sale of Securities					2,674	(100.00)%
	0	0.00%	(2,674)	(0.33)%
Other Income (Expense)	(3,472)	(0.73)%	41	0.01%	(3,513)	(8,568.29)%
Net Other Expense	$(9,834)	(2.07)%	$(13,760)	(1.69)%	3,926	(28.53)%

Loss before provision for income
tax	(51,889)	(10.94)%	(50,785)	(6.25)%	(1,104)	2.17%
Provision for Income Taxes	0		0		0

Net Income (Loss)	$(51,889)	(10.94)%	$(50,785)	(6.25)%	(1,104)	2.17%

Gross Profit

For the three-month period ended March 31, 2007, we had a gross profit of $75,963, compared to a gross profit of $123,731 for the three-month period ended March 31, 2006. This decrease in our gross profitability of $47,768, or approximately 38.61% over the prior period, is due primarily to the decrease in our revenues, as discussed below.

Net revenues for the three-month period ended March 31, 2007 decreased to $474,460 from $813,146 for the three-month period ended March 31, 2006. This decrease in net revenues of $338,686, or approximately 41.65%, over the prior period, is due primarily to the loss of several employee candidates who were consultants, in addition to certain of our clients’ annual budgeting approval process which did not allow them to immeadiately replace positions.

Cost of revenues for the three-month period ended March 31, 2007 decreased to $398,497 from $689,415 for the three-month period ended March 31, 2006. This decrease in cost of revenues of $290,918, or approximately 42.20%, over the prior period, is due primarily to the loss of several employee candidates.

Total Operating Expenses
Total operating expenses for the three-month period ended March 31, 2007 decreased to $118,018 from $160,756 for the three-month period ended March 31, 2006. This decrease in our total operating expenses of $42,738, or approximately 26.59%, is covered below in our discussion of Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the three-month period ended March 31, 2007 decreased to $116,499 from $159,237 for the three-month period ended March 31, 2006. This decrease in selling, general and administrative expenses of $42,738, or approximately 26.84% over the prior period, is due primarily to the reduction in non-revenue generating staff.

Other Income/Expenses
For the three-month period ended March 31, 2007, we had no interest income compared to interest income of $34 for the three-month period ended March 31, 2006.

For the three-month period ended March 31, 2007, we did not realize a gain or a loss on marketable securities compared to a loss on marketable securities of $2,674 for the three-month period ended March 31, 2006.

Interest expense for the three-month period ended March 31, 2007 decreased to $6,362 from $11,161 for the three-month period ended March 31, 2006. This decrease in interest expense of $4,799, or approximately 43% over the prior period, is due primarily to the reduction in interest due on a note to a former officer.

For the three-month period ended March 31, 2007, we had other expenses in the amount of $3,472 compared to $42 in other income for the three-month period ended March 31, 2006. The increase of $3,513 in other expenses is due primarily to amortization of beneficial conversion.

Losses
For the three-month period ended March 31, 2007, we incurred a loss from operations in the amount of $42,055 compared to a loss from operations for the three-month period ended March 31, 2006 of $37,025. This increase in loss from operations of $5,030, or approximately 13.59% over the prior period, is due primarily to the reduction in revenues as discussed above.

Net loss for the three-month period ended March 31, 2007 increased to $51,889 from $50,785 for the three-month period ended March 31, 2006. This increase in losses of $1,104, or 2.1% over the prior period, is due primarily to the reduction in revenues as discussed above.

Liquidity and Capital Resources
For the three-months ended March 31, 2007, we had a cash reserve of $110,922. During the three-months ended March 31, 2007, we used cash in the amount of $108,264 in our operating activities and received cash of $200,953 from our financing activities.

During the three months ended March 31, 2007 and 2006, the Company’s cash activities were as follows:
	2007	2006
Cash used for operating activities	(108,264)	(73,852)
Cash provided by/used for investing activities	0	11,092
Cash provided by financing activities	200,953	43,214

During the three months ended March 31, 2007, cash provided by financing activities was from proceeds from notes payable to related parties and from the sale of preferred stock through subscription agreement.

Internal Sources of Liquidity

For the three months ended March 31, 2007, the funds generated from our operations were insufficient to fund our daily operations. For the three months ended March 31, 2007, we had a gross profit of $75,963, and we were thus unable to meet our operating expenses of $118,018 for the same period. There is no assurance that funds from our operations will ever meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

At March 31, 2007, we have debt owing to a former officer aggregating $48,120 as summarized in Note 3 to the financial statements.

We actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. There can be no assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing stockholders. As a result, our independent registered public accounting firm has issued a “going concern” modification to its report on our audited financial statements for the quarter ended March 31, 2007.

Off Balance Sheet Arrangements

We do not have nor do we maintain any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2007. This evaluation was carried out under the supervision and with the participation of our acting President, Mr. Gerald McIlhargey, and our acting Chief Financial Officer, Mr. Kenneth L. Johnson (collectively, the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, March 31, 2007, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Internal Control over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2007. Based upon this evaluation, our Certifying Officers have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On July 28, 2006, Zachary Karo, a former employee, filed a lawsuit against the Company and its subsidiary Staf*Tek Services, Inc. in the district court in Tulsa County, Oklahoma, Case No. CJ 2006 04713, in connection with stock options allegedly granted to Mr. Karo. Mr. Karo alleges that he was granted an option to purchase up to 25,000 shares of the Company’s common stock at $0.10 per share but that management refused to issue Mr. Karo such shares upon his exercise of the alleged option. Mr. Karo is seeking damages, actual and exemplary, against the Company in an amount in excess of $10,000. Management denies that Mr. Karo was owed such stock options. The Company has engaged local counsel and intends to vigorously defend this action on the basis brought by the plaintiffs. The parties to this action are currently engaged in the discovery process. The costs of defending against the complaint could be substantial; however management is unable to estimate an amount at this time. A trial date is set for September 25, 2007.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March of 2007, we sold 166,667 shares of our Series B Convertible Preferred Stock (“Series B Stock”) to an accredited investor, at $1.20 per share for an aggreate total of $200,000. We believe the sale of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

On the monthly anniversary date of the issuance of such Series B shares, the investor is entitled to receive dividends equal to 15% of the stated value of the Series B Stock, or $0.18, for each share of the Series B Stock they own. In the event of liquidation, the investor is entitled to receive, out of the assets of our Company available for distribution to our shareholders, an amount equal to the sum of the stated value of Series A Convertible Preferred Stock and the number of shares of Series B shares owned of record by it, plus any accrued and unpaid dividends as of such date.

From September 2007 to September 2008, the investor has the option to convert each share of Series B Stock into one share of our common stock, for no additional consideration.

Beginning in September 2007, we have the option to redeem such Series B Stock for cash at a price equal to the stated value of Series B plus all accrued but unpaid dividends.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three month period ended March 31, 2007.

ITEM 5.    OTHER INFORMATION

In March of 2007, we sold 166,667 shares of our Series B Convertible Preferred Stock (“Series B Stock”) to, an accredited investor, at $1.20 per share for an aggreate total of $200,000. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act. We did not have enough Series B Stock authorized for issuance at the time of this transaction. However, we have since filed an amendment to our articles of incorporation and increased the number of our Series B Stock to 500,000 shares.

The Series B Stock has the same rank as our Series A Convertible Preferred Stock with respect to rights to receive dividends and payments by us upon liquidation and rank senior to our common stock. Holders of the Series B Stock do not have voting rights.

The Series B Stock has a stated value of $1.20 per share. On each anniversary of the date of issuance of such Series B Stock, the Investor is entitled to receive dividends equal to 15% of the stated value of the Series B Stock, or $.18, for each share of the Series B Stock owned by the Investor. In the event of liquidation, the Investor is entitled to receive, out of the assets of our Company available for distribution to our shareholders, an amount equal to the sum of the stated value of Series B Stock and the number of shares of Series B Stock owned of record by the Investor, plus any accrued and unpaid dividends as of such date.

From September 2007 to September 2008, the Investor has the option to convert each share of Series B Stock into one share of our common stock, for no additional consideration.

Beginning in September 2007, we have the option to redeem such Series B Stock for cash at a price equal to the stated value of Series B Stock plus all accrued but unpaid dividends.

ITEM 6.    EXHIBITS

Exhibit	Description
No.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

SIGNATURES

In accordance with the requirments of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. JOSEPH, INC.

Date: May 21, 2007

/s/ GERALD MCILHARGEY
Gerald McIlhargey, Acting President and Director