Form 10QSB
period 2007-06-30
ST JOSEPH INC
filed 2007-08-14
CIK 1177135

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 19345

For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,049,212 shares as of August 9, 2007.

Transitional Small Business Disclosure Format (check one); Yes [  ] No [X]

ST. JOSEPH, INC.
Form 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30,2007
(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$24,756
Accounts receivable:
Trade	332,478
Prepaid Expenses	17,361

Total current assets	374,595

FIXED ASSETS:
Leasehold improvements	19,585
Office equipment	158,897

Gross fixed assets	178,482

Accumulated depreciation and amortization	(177,914)

Net Fixed Assets	568

OTHER ASSETS:
Deposits	1,230
Goodwill	258,525

Total other assets	259,755

$634,918

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$277,578
Accrued liabilities	17,817
Due to Former Officer	25,000
Notes payable:
Bank (Note 3)	196,230
Former Officer (Note 2)	48,120
Officer (Note 2)	52,577

Total current liabilities	617,322

STOCKHOLDERS' EQUITY (Note 4):
Preferred stock, Series A, $.001 par value, $3.00 face value; 25,000,000 shares
authorized, 386,208 shares issued and outstanding	386
Preferred stock, Series B, $.001 par value, $1.20 face value; 500,000 shares
authorized, 216,666 shares issued and outstanding	217
Common stock, $.001 par value; 100,000,000 shares authorized,
6,049,212	6,049
Additional paid-in capital	1,804,065
Retained deficit	(1,793,121)

Total Stockholders' Equity	17,596

$634,918

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES:
Contract	$635,152	$745,656	$1,109,612	$1,558,843

COST OF REVENUES	508,891	615,788	907,388	1,245,701

Gross Margin	126,261	129,868	202,224	313,142

COSTS AND EXPENSES:
General and Administrative Expenses	139,129	175,806	255,628	367,905
Depreciation and Amortization	1,013	4,020	2,532	8,039

Total Costs and Expenses	140,142	179,826	258,160	375,944

Operating Loss	(13,881)	(49,958)	(55,936)	(62,802)

OTHER INCOME AND (EXPENSE):
Interest Income	1	9	1	43
Loss on sale of securities	-	(5,033)	-	(7,707)
Other Income (expense)	(20,834)	19,593	(24,306)	19,593
Interest Expense	(5,287)	(7,172)	(11,649)	(15,893)

Net Other Expense	(26,120)	7,397	(35,954)	(3,964)

Loss before income taxes	(40,001)	(42,561)	(91,890)	(66,766)

Income tax provision	-	-	-	-

Net Loss	(40,001)	(42,561)	(91,890)	(66,766)

Preferred stock dividend requirements	(29,302)	(19,552)	(51,926)	(39,104)

Loss applicable to common stock	$(69,303)	$(62,113)	$(143,816)	$(105,870)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding	6,049,212	6,199,212	6,049,212	6,091,426

See accompanying notes to condensed consolidated financial statements.

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock- Series A		Preferred Stock- Series B		Common Stock		Additional Paid-in	Retained
	Shares	Par value	Shares	Par value	Shares	Par value	Capital	Deficit	Total

Balance December 31, 2006	386,208	$386	50,000	$50	6,049,212	$6,049	$1,562,565	$(1,649,305)	$(80,255)

Sale of preferred stock, including Beneficial
Conversion Feature totaling $41,667 (Note 4)	-	-	166,667	167	-	-	241,500	-	241,667

Preferred stock dividends (Note 4)	-	-	-	-	-	-	-	(22,624)	(22,624)

Comprehensive income (loss):
Net loss	-	-	-	-	-	-	-	(51,889)	(51,889)

Balance March 31, 2007	386,208	$386	216,667	$217	6,049,212	$6,049	$1,804,065	$(1,723,818)	$86,899

Preferred stock dividends (Note 4)	-	-	-	-	-	-	-	(29,302)	(29,302)

Comprehensive income (loss):
Net loss	-	-	-	-	-	-	-	(40,001)	(40,001)

Balance June 30, 2007	386,208	$386	216,667	$217	6,049,212	$6,049	$1,804,065	$(1,793,121)	$17,596

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

Net cash used in operating activities	$(205,025)	$(44,419)

INVESTING ACTIVITIES
Sales of marketable securities	-	4,986

FINANCING ACTIVITIES
Payments on debt	(3,770)	(47,880)
Proceeds from notes payable to related parties	30,000	40,000
Payments on notes payable to related parties	(4,423)	(40,000)
Payments on preferred stock dividends	(51,926)	(39,104)
Proceeds from exercised stock options	-	34,000
Proceeds from sale of common stock	-	57,000
Proceeds from sale of preferred stock	241,667	-

Net cash provided by financing activities	211,548	4,016

INCREASE (DECREASE) IN CASH	6,523	(35,417)

CASH AT BEGINNING OF PERIOD	18,233	57,863

CASH AT END OF PERIOD	24,756	$22,446

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$11,649	$14,690
Income taxes	$-	$-

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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

(2)  Related Party Transactions

On March 5, 2007, Gerald McIlhargey, President of our Company, advanced us $30,000 for working capital in exchange for a promissory note. The note carries a fixed interest of $2,400 and matures on September 5, 2007. We have repaid $2,423 in related interest during the six months ended June 30, 2007.

On December 5, 2006, Gerald McIlhargey, President of our Company, advanced Staf*Tek, Inc., our subsidiary, $25,000 for working capital in exchange for a promissory note. The note carried a fixed interest of $2,000 and matured on June 30, 2007. We did not repay the advance or any related interest during the six months ended June 30, 2007.  On August 9, 2007, Staf*Tek, Inc. issued Mr. McIlhargey another note in the amount of $25,000 with a fixed interest of $2,000. This note matures on December 31, 2007 and supersedes the note dated December 5, 2006.

On June 16, 2005, we issued John Simmons, our President at the time, a promissory note in the amount of $96,000. This note replaced and superseded a promissory note that we issued to Mr. Simmons in December of 2003. The note carries a ten percent interest rate, payable quarterly and matured on June 16, 2006. Mr. Simmons resigned as our President, Chief Executive Officer on May 17, 2006 and as our Director on May 30, 2006. During the six months ended June 30, 2007, we did not repay any balance under the note. As of June 30, 2007, we owed $48,120 in principal and $2,406 in accrued interest on the note.

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

(3)  Line of Credit

The Company has a $200,000 line of credit. At June 30, 2007, the Company has an unpaid and outstanding balance of $196,230. Interest payments are due monthly. The Company paid $10,194 in interest payments during the six months ended June 30, 2007. The line matures October 2, 2007 and is collateralized by most all of the Company’s assets.

(4)  Shareholders’ Equity

Preferred Stock

During the six months ended June 30, 2007, the Company did not issue any Series A Convertible Preferred Stock. The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock that remain outstanding at June 30, 2007. Each share of Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, which is paid quarterly on a calendar basis for a period of 5 years. The Company paid $39,104 in Series A Convertible Preferred Stock dividends during the six months ended June 30, 2007.

During the six months ended June 30, 2007, the Company sold 166,667 shares of Series B Convertible Preferred Stock. The total number of Series B Convertible Preferred Stock issued as of June 30, 2007 is 216,667 shares. At the time the Company sold the Series B Convertible Preferred Stock, the Company only had 150,000 authorized shares of Series B Convertible Preferred Stock. However, on May 15, 2007, the Company filed an amendment to its articles of incorporation and increased the number of authorized Series B Convertible Preferred stock from 150,000 to 500,000 shares.

Each share of Series B Convertible Preferred Stock is convertible to one share of common stock and has a yield of 15% dividend per annum, which is paid monthly on a calendar basis. The Series B Convertible Preferred Stock was sold at $1.20 per share. On the transaction date, the fair value of the common stock was $1.45 per share, resulting in a beneficial conversion feature. The intrinsic value of the imbedded beneficial conversion feature related to the option for conversion into the Company’s common stock totaled $41,667. Because the Series B Convertible Preferred Stock may not be converted for a period of six months, the beneficial conversion charge has been capitalized as prepaid compensation expense and will be amortized to stock-based compensation expense over the six month period. As of June 30, 2007, $24,306 was charged to stock-based compensation expense and the remaining $17,361 was capitalized as prepaid expense.

The Company has paid $12,822 in Series B Convertible Preferred Stock dividends during the six months ended June 30, 2007.

Common Stock

During the six months ended June 30, 2007, the Company did not sell any of its common stock.

Common Stock Options

During the six months ended June 30, 2007, the Company did not grant any stock options.

(5)  Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

(6)  Concentration of Credit Risk

The Company conducts a significant portion of its operations with one customer. During the six months ended June 30, 2007, approximately 60 percent of the Company's service revenues were conducted with this one customer. During the six months ended June 30, 2006, approximately 76 percent of the Company's service revenues were conducted with two customers.

(7)  Legal Proceedings

On June 8, 2007, we filed a complaint against our former President, CEO and Director John H. Simmons in the United States District Court for the District of Colorado, Civil Action No. 07-CV-01208. The complaint alleged, among other things, that Mr. Simmons breached his fiduciary duties by diverting Company funds for personal and recreational use and acquiring shares of our common stock without adequate consideration. We are seeking damages against Mr. Simmons of not less than $75,000, attorneys’ fees, costs of litigation, interest and tremble damages. Although we believe that our claims against Mr. Simmons are meritorious, there can be no assurance that we will prevail in this litigation. At this time, we cannot estimate any possible loss from this litigation in the event that we do not prevail.

On July 28, 2006, Zachary Karo, a former employee, filed a lawsuit against the Company and its subsidiary Staf*Tek Services, Inc. in the district court in Tulsa County, Oklahoma, Case No. CJ 2006 04713, in connection with stock options allegedly granted to Mr. Karo. Mr. Karo alleges that he was granted an option to purchase up to 25,000 shares of the Company’s common stock at $0.10 per share but that management refused to issue Mr. Karo such shares upon his exercise of the alleged option. Mr. Karo is seeking damages, actual and exemplary, against the Company in an amount in excess of $10,000. Management denies that Mr. Karo was owed such stock options. The Company has engaged local counsel and intends to vigorously defend this action on the basis brought by the plaintiffs. The costs of defending against the complaint could be substantial; however management is unable to estimate an amount at this time. A pre-trial conference was originally set for September 25, 2007 but has been rescheduled for December 11, 2007.

(8)  Subsequent Event

On July 11, 2007, Vial, Hamilton, Koch & Knox, LLP brought a lawsuit against the Company to recover fees for legal services rendered in the amount of less than $50,000 it alleged performed on behalf of the Company in the state court in Dallas County, Texas under the case number CC-07-10120-C. The Company was served with the complaint on July 19, 2007. Plaintiff is seeking damages against the Company of less than $50,000, attorneys’ fees, interest and costs of litigation. The invoice we received from Vial, Hamilton, Koch & Knox, LLP dated July 27, 2007 states that the amount we owed as of that date was $9,617.84. As of this date, the Company has not engaged legal counsel in connection with this lawsuit and has made no determination as to the merits of, or possible defenses to, the claim, and is unable to predict a meaningful estimate of the costs of defending against the claim at this time.

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

During the six month period ended June 30, 2007, we paid $39,104 in dividends on our series A convertible preferred stock.

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

Staf*Med Global, Inc.

On September 5, 2005, we organized Staf*Med Global, Inc. as our wholly-owned subsidiary to service the staffing needs of the rapidly growing healthcare industry with the same values of Staf*Tek Services, Inc. As of August of 2006, we suspended business development of Staf*Med, Inc.

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

Results of Operations for the Three Months Ended June 30, 2007 and 2006

	For the Three Months Ended
	June 30, 2007		June 30, 2006		Change	Change
	$	% of Revenue	$	% of Revenue	$	%

Revenues
Net Revenues	$635,152	100.00%	$745,656	100.00%	(110,504)	(14.82)%
Cost of Revenues	508,891	80.12%	615,788	82.58%	(106,897)	(17.36)%

Gross Profit (Loss)	126,261	19.88%	129,868	17.42%	(3,607)	(2.78)%

Operating Expenses
Selling, General and Administrative Expenses	139,129	21.90%	175,806	23.58%	(36,677)	(20.86)%
Depreciation and Amortization	1,013	0.16%	4,020	0.54%	(3,007)	(74.80)%
Total Operating Expenses	$140,142	22.06%	$179,826	24.12%	(39,684)	(22.07)%

Loss from Operations	$(13,881)	(2.19)%	$(49,958)	(6.70)%	36,077	(72.21)%

Other Income and (Expense)
Interest Income	1	0.00%	9	0.00%	(8)	(88.89)%
Interest Expense	(5,287)	(0.83)%	(7,172)	(0.96)%	1,885	(26.28)%
Loss on Sale of Securities	0	0.00%	(5,033)	(0.67)%	5,033	(100.00)%
Other Income (Expense)	(20,834)	(3.28)%	19,593	2.63%	(40,427)	(206.33)%
Net Other Expense	$(26,120)	(4.11)%	$7,397	0.99%	(33,517)	(453.12)%

Loss before provision for income tax	(40,001)	(6.30)%	(42,561)	(5.71)%	2,560	(6.01)%
Provision for Income Taxes	0		0		0

Net Income (Loss)	$(40,001)	(6.30)%	$(42,561)	(5.71)%	2,560	(6.01)%

Gross Profit

Gross Profit for the three-month period ended June 30, 2007 decreased to $126,261 from $129,868 for the three-month period ended June 30, 2006. This decrease in our gross profitability of $3,607, or approximately 2.78% over the prior period, is due primarily to decrease in our revenues, as discussed below.

Net revenues for the three-month period ended June 30, 2007 decreased to $635,152 from $745,656 for the three-month period ended June 30, 2006. This decrease in net revenues of $110,504, or approximately 14.82%, over the prior period, is due primarily to the reduction in number of employee candidates that we can place with our customers. The reduction is due to the loss of several employees with consulting experience.

Cost of revenues for the three-month period ended June 30, 2007 decreased to $508,891 from $615,788 for the three-month period ended June 30, 2006. This decrease in cost of revenues of $106,897, or approximately 17.36%, over the prior period, is due primarily to the decrease in number of employee candidates.

Total Operating Expenses

Total operating expenses for the three-month period ended June 30, 2007 decreased to $140,142 from $179,826 for the three-month period ended June 30, 2006. This decrease in our total operating expenses of $39,684, or approximately 22.07%, is covered below in our discussion of Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the three-month period ended June 30, 2007 decreased to $139,129 from $175,806 for the three-month period ended June 30, 2006. This decrease in selling, general and administrative expenses of $36,677, or approximately 20.86% over the prior period, is due primarily to the reduction in non-revenue generating staff.

Other Income/Expenses

For the three-month period ended June 30, 2007, we did not realize a gain or a loss on marketable securities compared to a loss on marketable securities of $5,033 for the three-month period ended June 30, 2006.

For the three-month period ended June 30, 2007, we incurred other expenses in the amount of $20,834 while we had other income in the amount of $19,593 for the three-month period ended June 30, 2006. The decrease of $40,427, or approximately 206.33% over the prior period. The $20,834 we incurred in other expenses for the three-month period ended June 30, 2007 is due to the sale of our Series B Convertible Preferred Stock (“Series B Stock”) at a discounted price and that such marketable securities were fully liqudated. Our Series B Stock is convertible in to our common stock at no cost to the holders of the Series B Stock. On March 14, 2007, we sold our Series B Preferred Stock at a price of $1.20 per share while the fair value of our common stock on the date of the transaction was $1.45. The intrinsic value of the imbedded beneficial conversion feature related to the option for conversion into the Company’s common stock totaled $41,667. Because the Series B Stock may not be converted for a period of six months, the beneficial conversion charge has been capitalized as prepaid compensation expense and will be amortized to stock-based compensation expense over the six month period. As of June 30, 2007, $20,834 was charged to stock-based compensation expense. The $19,593 in other income for the three-month period ended June 30, 2006 was the result of a non-recurring adjustment to our dividends.

Interest expense for the three-month period ended June 30, 2007 decreased to $5,287 from $7,172 for the three-month period ended June 30, 2006. This decrease in interest expense of $1,885, or approximately 26.28% over the prior period, is due primarily to the reduction in interest due on a note to a former officer.

Losses

Loss from operations for the three-month period ended June 30, 2007 decreased to $13,881 from $49,958 for the three-month period ended June 30, 2006. This decrease in loss from operations of $36,077, or approximately 72.21% over the prior period, is due primarily to the reduction in non-revenue generating staff.

Net loss for the three-month period ended June 30, 2007 decreased to $40,001 from $42,561 for the three-month period ended June 30, 2006. This increase in losses of $2,560, or 6.01% over the prior period, is due primarily to the reduction in non-revenue generating staff.

Results of Operations for the Six Months Ended June 30, 2007 and 2006

	For the Six Months Ended
	June 30, 2007		June 30, 2006		Change	Change
	$	% of Revenue	$	% of Revenue	$	%

Revenues
Net Revenues	$1,109,612	100.00%	$1,558,843	100.00%	(449,231)	(28.82)%
Cost of Revenues	907,388	81.78%	1,245,701	79.91%	(338,313)	(27.16)%

Gross Profit (Loss)	202,224	18.22%	313,142	20.09%	(110,918)	(35.42)%

Operating Expenses
Selling, General and Administrative Expenses	255,628	23.04%	367,905	23.60%	(112,277)	(30.52)%
Depreciation and Amortization	2,532	0.23%	8,039	0.52%	(5,507)	(68.50)%
Total Operating Expenses	$258,160	23.27%	$375,944	24.12%	(117,784)	(31.33)%

Loss from Operations	$(55,936)	(5.04)%	$(62,802)	(4.03)%	6,866	(10.93)%

Other Income and (Expense)
Interest Income	1	0.00%	43	0.00%	(42)	(97.67)%
Interest Expense	(11,649)	(1.05)%	(15,893)	(1.02)%	4,244	(26.70)%
Loss on Sale of Securities	0	0.00%	(7,707)	(0.49)%	7,707	(100.00)%
Other Income (Expense)	(24,306)	(2.19)%	19,593	1.26%	(43,899)	(224.05)%
Net Other Expense	$(35,954)	(3.24)%	$(3,964)	(0.25)%	(31,990)	807.01%

Loss before provision for income tax	(91,890)	(8.28)%	(66,766)	(4.28)%	(25,124)	37.63%
Provision for Income Taxes	0		0		0

Net Income (Loss)	$(91,890)	(8.28)%	$(66,766)	(4.28)%	(25,124)	37.63%

Gross Profit

Gross Profit for the six-month period ended June 30, 2007 decreased to $202,224 from $313,142 for the six-month period ended June 30, 2006. This decrease in our gross profitability of $110,918, or approximately 35.42% over the prior period, is due primarily to decrease in our revenues, as discussed below.

Net revenues for the six-month period ended June 30, 2007 decreased to $1,109,612 from $1,558,843 for the six-month period ended June 30, 2006. This decrease in net revenues of $449,231, or approximately 28.82%, over the prior period, is due primarily to the reduction in number of employee candidates that we can place with our customers. The reduction is due to the loss of several employees with consulting experience.

Cost of revenues for the six-month period ended June 30, 2007 decreased to $907,388 from $1,245,701 for the six-month period ended June 30, 2006. This decrease in cost of revenues of $338,313, or approximately 27.16%, over the prior period, is due primarily to the decrease in number of non-revenue generating staff.

Total Operating Expenses

Total operating expenses for the six-month period ended June 30, 2007 decreased to $258,160 from $375,944 for the six-month period ended June 30, 2006. This decrease in our total operating expenses of $117,784, or approximately 31.33%, is covered below in our discussion of Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the six-month period ended June 30, 2007 decreased to $255,628 from $367,905 for the six-month period ended June 30, 2006. This decrease in selling, general and administrative expenses of $112,277, or approximately 30.52% over the prior period, is due primarily to the reduction in non-revenue generating staff.

Other Income/Expenses

For the six-month period ended June 30, 2007, we did not realize a gain or a loss on marketable securities compared to a loss on marketable securities of $7,707 for the six-month period ended June 30, 2006.

For the six-month period ended June 30, 2007, we incurred $24,306 in other expenses while we had $19,593 in other income for the six-month period ended June 30, 2006. The $24,306 we incurred in other expenses for the six-month period ended June 30, 2007 is due to the sale of our Series B Stock at a discounted price and that such marketable securities were fully liqudated. Our Series B Stock is convertible in to our common stock at no cost to the holders of the Series B Stock. On March 14, 2007, we sold our Series B Preferred Stock at a price of $1.20 per share while the fair value of our common stock on the date of the transaction was $1.45. The intrinsic value of the imbedded beneficial conversion feature related to the option for conversion into the Company’s common stock totaled $41,667. Because the Series B Stock may not be converted for a period of six months, the beneficial conversion charge has been capitalized as prepaid compensation expense and will be amortized to stock-based compensation expense over the six month period. As of June 30, 2007, $24,306 was charged to stock-based compensation expense and the remaining $17,361 was capitalized as prepaid expense. The $19,593 in other income for the six-month period ended June 30, 2006 was the result of a non-recurring adjustment to our dividends.

Interest expense for the six-month period ended June 30, 2007 decreased to $11,649 from $15,893 for the six-month period ended June 30, 2006. This decrease in interest expense of $4,244, or approximately 26.70% over the prior period, is due primarily to the reduction in interest due on a note to a former officer.

Losses

For the six-month period ended June 30, 2007, we incurred a loss from operations in the amount of $55,936 compared to a loss from operations for the six-month period ended June 30, 2006 of $62,802. This decrease in loss from operations of $6,866, or approximately 10.93% over the prior period, is due primarily to the reduction in non-revenue generating staff.

Net loss for the six-month period ended June 30, 2007 increased to $91,890 from $66,766 for the six-month period ended June 30, 2006. This increase in losses of $25,124, or 37.63% over the prior period, is due primarily to the decrease in number of employee candidates that we can place with our customers and the $24,306 in expenses related to the beneficial conversion feature of the Series B Stock. The reduction in number of employee candidates is due to the loss of several employees with consulting experience.

Liquidity and Capital Resources

For the six-months ended June 30, 2007, we had a cash reserve of $24,756. During the six-months ended June 30, 2007, we used cash in the amount of $205,025 in our operating activities and received cash of $211,548 from our financing activities.

During the six months ended June 30, 2007 and 2006, the Company’s cash activities were as follows:

	2007	2006
Cash used for operating activities	($205,025)	($44,419)
Cash provided by/used for investing activities	0	4,986
Cash provided by financing activities	211,548	4,016

During the six months ended June 30, 2007, cash provided by financing activities was from proceeds from notes payable to related parties and from the sale of preferred stock.

Internal Sources of Liquidity

For the six months ended June 30, 2007, the funds generated from our operations were insufficient to fund our daily operations. For the six months ended June 30, 2007, we had a gross profit of $202,224, and we were thus unable to meet our operating expenses of $258,160 for the same period. There is no assurance that funds from our operations will ever meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

At June 30, 2007, we have debt owing to a former officer aggregating $48,120 as summarized in Note 3 to the financial statements.

We actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. There can be no assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing stockholders. As a result, our independent registered public accounting firm has issued a “going concern” modification to its report on our audited financial statements for the year ended December 31, 2006.

Off Balance Sheet Arrangements

We do not have nor do we maintain any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2007. This evaluation was carried out under the supervision and with the participation of our acting President, Mr. Gerald McIlhargey, and our acting Chief Financial Officer, Mr. Kenneth L. Johnson (collectively, the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, June 30, 2007, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Internal Control over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2007. Based upon this evaluation, our Certifying Officers have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously disclosed in a current report on Form 8-K, filed with the SEC on June 20, 2007, on June 8, 2007, we filed a complaint against our former President, CEO and Director John H. Simmons in the United States District Court for the District of Colorado, Civil Action No. 07-CV-01208. The complaint alleged, among other things, that Mr. Simmons breached his fiduciary duties by diverting Company funds for personal and recreational use and acquiring shares of our common stock without adequate consideration. We are seeking damages against Mr. Simmons of not less than $75,000, attorneys’ fees, costs of litigation, interest and tremble damages. Although we believe that our claims against Mr. Simmons are meritorious, there can be no assurance that we will prevail in this litigation. At this time, we cannot estimate any possible loss from this litigation in the event that we do not prevail.

As previous disclosed in a quarterly report on Form 10-QSB, filed with the SEC on November 20, 2006, on July 28, 2006, Zachary Karo, a former employee, filed a lawsuit against the Company and its subsidiary Staf*Tek Services, Inc. in the district court in Tulsa County, Oklahoma, Case No. CJ 2006 04713, in connection with stock options allegedly granted to Mr. Karo. Mr. Karo alleges that he was granted an option to purchase up to 25,000 shares of the Company’s common stock at $0.10 per share but that management refused to issue Mr. Karo such shares upon his exercise of the alleged option. Mr. Karo is seeking damages, actual and exemplary, against the Company in an amount in excess of $10,000. Management denies that Mr. Karo was owed such stock options. The Company has engaged local counsel and intends to vigorously defend this action on the basis brought by the plaintiffs. The costs of defending against the complaint could be substantial; however management is unable to estimate an amount at this time. A pre-trial conference was originally set for September 25, 2007 but has been rescheduled for December 11, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Other than discussed below, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any of our indebtedness exceeding 5% of our total assets.

On June 16, 2005, we issued John Simmons, our President at the time, a promissory note in the amount of $96,000. This note replaced and superseded a promissory note that we issued to Mr. Simmons in December of 2003. The note carries a ten percent interest rate, payable quarterly and matured on June 16, 2006. Mr. Simmons resigned as our President, Chief Executive Officer on May 17, 2006 and as our Director on May 30, 2006. During the quarter ended June 30, 2007, we did not repay any balance under the note. As of June 30, 2007, we owed $48,120 in principal and $2,406 in accrued interest on the note.

Under the terms of the note, we are currently in default of the note. In the event that Mr. Simmons decides to institute legal proceeding to collect this note and prevails, we will have to pay Mr. Simmons his court costs, including reasonable attorneys’ fees. However, we believe that the amount owed to Mr. Simmons on the note is fully or partially offset by sums owed to us in connection with expense reimbursements that were paid to Mr. Simmons while he was the President of our Company and to which we believe he may not have the rights. We have filed a lawsuit against Mr. Simmons on June 8, 2007, we filed a complaint against our Mr. Simmons in the United States District Court for the District of Colorado, to recover damages against Mr. Simmons of not less than $75,000, plus attorneys’ fees, costs of litigation, interest and tremble damages. The complaint alleged, among other things, that Mr. Simmons breached his fiduciary duties by diverting Company funds for personal and recreational use and acquiring shares of our common stock without adequate consideration. Although we have not yet determined the amount that we are entitled to from Mr. Simmons, our audit committee is currently reviewing this matter and in the process of determining such amount.

In addition, at the annual meeting of our Board of Directors on August 24, 2006, the Company’s Directors reviewed the options previously granted to Mr. Simmons and after careful and exhaustive deliberation, concluded that the options granted to Mr. Simmons as consideration for providing the same directorial services as the other optionees was not fair and reasonable to our shareholders. Specifically, our Board of Directors concluded that the amount of options granted to Mr. Simmons, which was 2,000% more than the amount of options granted the other optionees individually, and 333% more than the amount of options granted to the other optionees in the aggregate was unduly excessive, unreasonable, and unfair to our shareholders. Therefore, our Board of Directors resolved to void 1,900,000 options previously granted to Mr. Simmons. Of the 1,900,000 options voided, Mr. Simmons had exercised 250,000 shares at a price of $0.10 per share on December 16, 2004. We have cancelled the 250,000 shares previously issued to Mr. Simmons and added the exercise price of $25,000 as current liabilities due to former officer. As discussed above, we have a tentative oral agreement that any sums owed by Mr. Simmons to the Company will offset amounts payable to him pursuant to the note.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 11, 2007, we received an executed written consent dated March 26, 2007 from our then sole shareholder of the Series B Stock authorizing us to increase the number of authorized share of Series B Stock from 150,000 shares to 500,000 shares and to amend our articles of incorporation to implement such increase. The shareholder held 50,000 shares of our Series B Stock.

On May 15, 2007, the shareholders of our Series B Stock authorized us, through unanimous written consent of shareholders, to amend the Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock so that we have an option to redeem outstanding Series B Stock, in whole or in part, at anytime and from time to time beginning six months after such shares were issued at a price of $1.20 per share plus accrued but unpaid dividends. Prior to the amendment, we had an option to redeem outstanding Series B Stock, in whole or in part, from time to time and at any time beginning six months after such shares were issued and ending 18 months after such shares were issued. We also had an obligation to redeem any and all outstanding Series B Stock eighteen months after such shares were issued at a price of $1.20 per share plus accrued but unpaid dividends. The shareholders held an aggregate of 216,667 shares of our Series B Stock.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

SIGNATURES

In accordance with the requirments of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. JOSEPH, INC. Date: August 14, 2007 /s/ GERALD MCILHARGEY Gerald McIlhargey, Acting President and Director