Form 10QSB
period 2007-09-30
ST JOSEPH INC
filed 2007-11-14
CIK 1177135

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 19345

For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,049,212 shares as of November 1, 2007.

Transitional Small Business Disclosure Format (check one); Yes ☐  No ☒

ST. JOSEPH, INC.
Form 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash	$92,866
Accounts receivable:
Trade	280,399

Total current assets	373,265

FIXED ASSETS:
Leasehold improvements	19,585
Office equipment	158,898

Gross fixed assets	178,483

Accumulated depreciation and amortization	(178,483)

Net Fixed Assets	-

OTHER ASSETS:
Deposits	1,230
Goodwill	258,525

Total other assets	259,755

$633,020

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$258,555
Accrued liabilities	65,964
Due to Former Officer	25,000
Notes payable:
Bank (Note 4)	195,000
Former Officer (Note 2)	48,120
Officer (Note 2)	52,577
Stockholder (Note 3)	6,000

Total current liabilities	651,216

STOCKHOLDERS' EQUITY (Note 4):
Preferred stock, Series A, $.001 par value, $3.00 face value; 25,000,000 shares authorized, 386,208 shares issued and outstanding	386
Preferred stock, Series B, $.001 par value, $1.20 face value; 500,000 shares authorized, 216,666 shares issued and outstanding	217
Common stock, $.001 par value; 100,000,000 shares authorized, 6,049,212	6,049
Additional paid-in capital	1,804,065
Retained deficit	(1,828,913)

Total Stockholders' Equity	(18,196)

$633,020
See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES:
Contract	$689,935	$616,596	$1,799,547	$2,175,439

COST OF REVENUES	551,395	538,453	1,458,783	1,784,154

Gross Margin	138,540	78,143	340,764	391,285

COSTS AND EXPENSES:
General and Administrative Expenses	115,968	276,957	371,596	644,862
Depreciation and Amortization	568	4,019	3,100	12,058

Total Costs and Expenses	116,536	280,976	374,696	656,920

Operating Loss	22,004	(202,833)	(33,932)	(265,635)

OTHER INCOME AND (EXPENSE):
Interest Income	-	17	1	60
Loss on sale of securities		-	-	(7,707)
Other Income (expense)	(17,361)	17	(41,667)	19,609
Interest Expense	(11,133)	(7,393)	(22,782)	(23,286)

Net Other Expense	(28,494)	(7,359)	(64,448)	(11,324)

Loss before income taxes	(6,490)	(210,192)	(98,380)	(276,959)

Income tax provision	-	-	-	-

Net Loss	(6,490)	(210,192)	(98,380)	(276,959)

Preferred stock dividend requirements	(29,302)	(19,552)	(81,228)	(60,906)

Loss applicable to common stock	$(35,792)	$(229,744)	$(179,608)	$(337,865)

Basic and diluted loss per common share	$(0.01)	$(0.04)	$(0.03)	$(0.05)

Weighted average common shares outstanding	6,049,212	6,299,212	6,049,212	6,299,212

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Preferred		Preferred				Additional
	Stock-Series A		Stock-Series B		Common Stock		Paid-in	Retained
	Shares	Par value	Shares	Par value	Shares	Par value	Capital	Deficit	Total

Balance December 31, 2006	386,208	$386	50,000	$50	6,049,212	$6,049	$1,562,565	$(1,649,305)	$(80,255)

Sale of preferred stock, including Beneficial
Conversion Feature totaling $41,667 (Note 4)	-	-	166,667	167	-	-	241,500	-	241,667

Preferred stock dividends (Note 4)	-	-	-	-	-	-	-	(22,624)	(22,624)

Comprehensive income (loss):
Net loss	-	-	-	-	-	-	-	(51,889)	(51,889)

Balance March 31, 2007	386,208	386	216,667	217	6,049,212	6,049	1,804,065	(1,723,818)	86,899

Preferred stock dividends (Note 4)	-	-	-	-	-	-	-	(29,302)	(29,302)

Comprehensive income (loss):
Net loss	-	-	-	-	-	-	-	(40,001)	(40,001)

Balance June 30, 2007	386,208	386	216,667	217	6,049,212	6,049	1,804,065	(1,793,121)	17,596

Preferred stock dividends (Note 4)	-	-	-	-	-	-	-	(29,302)	(29,302)

Comprehensive income (loss):
Net loss	-	-	-	-	-	-	-	(6,490)	(6,490)

Balance September 30, 2007	386,208	$386	216,667	$217	6,049,212	$6,049	$1,804,065	$(1,828,913)	$(18,196)

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006

Net cash used in operating activities	$(112,383)	$(97,772)

INVESTING ACTIVITIES
Sales of marketable securities		11,092

FINANCING ACTIVITIES
Payments on debt	(5,000)	-
Proceeds from notes payable to related parties	36,000	-
Payments on notes payable to related parties	(4,423)	(59,714)
Payments on preferred stock dividends	(81,228)	(60,906)
Proceeds from exercised stock options	-	44,000
Proceeds from sale of common stock	-	57,000
Proceeds from sale of preferred stock	241,667	60,000

Net cash provided by financing activities	187,016	40,380

INCREASE (DECREASE) IN CASH	74,633	(44,699)

CASH AT BEGINNING OF PERIOD	18,233	57,863

CASH AT END OF PERIOD	$92,866	$13,164

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$22,782	$23,430
Income taxes	$-	$-

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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

(2)  Related Party Transactions

On March 5, 2007, Gerald McIlhargey, President of our Company, advanced us $30,000 for working capital in exchange for a promissory note. The note carries fixed interest of $2,400 and matures on December 31, 2007. We have repaid $2,423 in principal during the nine months ended September 30, 2007.

On December 5, 2006, Gerald McIlhargey, President of our Company, advanced Staf*Tek, Inc., our subsidiary, $25,000 for working capital in exchange for a promissory note. The note carried a fixed interest of $2,000 and matured on December 31, 2007. We did not repay the advance or any related interest during the nine months ended September 30, 2007.  On August 9, 2007, Staf*Tek, Inc. issued Mr. McIlhargey another note in the amount of $25,000 with a fixed interest of $2,000. This note matures on December 31, 2007 and superseded the note dated December 5, 2006.

On June 16, 2005, we issued John Simmons, our President at the time, a promissory note in the amount of $96,000. This note replaced and superseded a promissory note that we issued to Mr. Simmons in December of 2003. The note carries a ten percent interest rate, payable quarterly and matured on June 16, 2006. Mr. Simmons resigned as our President, Chief Executive Officer on May 17, 2006 and as our Director on May 30, 2006. During the nine months ended September 30, 2007, we did not repay any balance under the note. As of September 30, 2007, we owed $48,120 in principal and $2,406 in accrued interest on the note. However, we believe that the amount owed to Mr. Simmons on the note is fully or partially offset by sums owed to us in connection with expense reimbursements that were paid to Mr. Simmons while he was the President of our Company and to which we believe he may not have the rights (Note 8).

(3) Shareholder Note

On August 23, 2007 a shareholder advanced $6,000 to the Company for working capital in exchange for a promissory note. The note carries a fixed interest of $600 and matures on August 31, 2008. There have not been any payments during the nine months ended September 30, 2007.

(4)  Line of Credit

The Company has a $200,000 line of credit. At September 30, 2007, the Company has an unpaid and outstanding balance of $195,000. Interest accrues at the rate of 10.25% per annum and interest payments are due monthly. The Company paid $15,334 in interest payments during the nine months ended September 30, 2007. The line matures January 7, 2008 and is collateralized by most all of the Company’s assets.

(5)  Shareholders’ Equity

Preferred Stock

During the nine months ended September 30, 2007, the Company did not issue any Series A Convertible Preferred Stock. The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock that remain outstanding at September 30, 2007. Each share of Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, which is paid quarterly on a calendar basis for a period of 5 years. The Company paid $39,104 in Series A Convertible Preferred Stock dividends during the nine months ended September 30, 2007 and has accrued $19,552.

During the nine months ended September 30, 2007, the Company sold 166,667 shares of Series B Convertible Preferred Stock. The total number of Series B Convertible Preferred Stock issued as of September 30, 2007 is 216,667 shares. At the time the Company sold the Series B Convertible Preferred Stock, the Company only had 150,000 authorized shares of Series B Convertible Preferred Stock. However, on May 15, 2007, the Company filed an amendment to its articles of incorporation and increased the number of authorized Series B Convertible Preferred stock from 150,000 to 500,000 shares.

Each share of Series B Convertible Preferred Stock is convertible to one share of common stock and has a yield of 15% dividend per annum, which is paid monthly on a calendar basis. The Series B Convertible Preferred Stock was sold at $1.20 per share. On the transaction date, the fair value of the common stock was $1.45 per share, resulting in a beneficial conversion feature. The intrinsic value of the imbedded beneficial conversion feature related to the option for conversion into the Company’s common stock totaled $41,667. Because the Series B Convertible Preferred Stock could not be converted for a period of six months, the beneficial conversion charge was capitalized as prepaid compensation expense and has been amortized to Other Expense over the six month period.  As of September 30, 2007, all $41,667 has been charged to Other Expense in the accompanying condensed consolidated statements of operations.

The Company has paid $15,072 and accrued $9,750 in Series B Convertible Preferred Stock dividends during the nine months ended September 30, 2007.

Common Stock

During the nine months ended September 30, 2007, the Company did not issue any of its common stock.

Common Stock Options

During the nine months ended September 30, 2007, the Company did not grant any stock options.

(6)  Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

(7)  Concentration of Credit Risk

The Company conducts a significant portion of its operations with one customer. During the nine months ended September 30, 2007, approximately 78 percent of the Company's service revenues were conducted with this one customer. During the nine months ended September 30, 2006, approximately 80 percent of the Company's service revenues were conducted with two customers.

(8)  Legal Proceedings

On June 8, 2007, we filed a complaint against our former President, CEO and Director John H. Simmons in the United States District Court for the District of Colorado, Civil Action No. 07-CV-01208. The complaint alleged, among other things, that Mr. Simmons breached his fiduciary duties by diverting Company funds for personal and recreational use and acquiring shares of our common stock without adequate consideration. We are seeking damages against Mr. Simmons of not less than $75,000, attorneys’ fees, costs of litigation, interest and treble damages. On August 27, 2007, this suit was dismissed due to jurisdictional reasons both parties agreed to move the case to Texas. On October 11, 2007, the suit was filed in United States District Court, Northern District of Texas, Dallas Division for the same causes of action and asking for the same relief. Although we believe that our claims against Mr. Simmons are meritorious, there can be no assurance that we will prevail in this litigation. At this time, we cannot estimate any possible loss from this litigation in the event that we do not prevail.

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

Staf*Tek Services, Inc.

Staf*Tek Services, Inc. (“Staf*Tek”) was organized as an Oklahoma corporation on January 2, 1997. On January 2, 2004, we closed our acquisition of Staf*Tek pursuant to an agreement by which we acquired 100% percent of the issued and outstanding shares of Staf*Tek's common stock in exchange for (i) 380,500 shares of our $.001 par value convertible preferred stock; (ii) 219,500 shares of our $.001 par value common stock; and (iii) $200,000 in cash. Our convertible preferred stock has a face value of $3.00 per share with a yield of 6.75% dividend per annum, which will be paid quarterly on a calendar basis until the end of fiscal 2009. The convertible preferred stock may be converted into our common stock at the rate of one share of convertible preferred stock for one share of common stock at any time by the shareholder. We may call the convertible preferred stock for redemption no sooner than two years after the date of issuance, and only if our common stock is trading on a recognized United States stock exchange for a period of no less than thirty consecutive trading days at a market value of $5.00 or more per share. However, as of this date, the stock has not traded at that amount.

During the nine month period ended September 30, 2007, we paid an aggregate of $54,176 in dividends on our series A and Series B convertible preferred stock and accrued a total of $29,302. As of September 30, 2007, the aggregate balance of unpaid accured dividends on our Series A and Series B convertible preferred stock was $29,302.

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

Our management anticipates slightly reduced revenues in the fourth quarter of fiscal 2007 as compared to the third quarter, due to the expected seasonal drop-off in staffing at this time of year as our clients’ staffing budgets become depleted approaching the year-end.

Our Management cautions that in the event the economy stalls or suffers a downturn, this would have an adverse material impact on our business. In such event, some of our clients may eliminate temporary staff due to cost-cutting, leading to a decline in our revenues. Additionally clients may delay making additions to their staffs or cut back on projects requiring additional staff, further reducing revenues. This would also lead to a reduction in revenues for us.

Currently we are substantially dependent on our largest client, Verizon, for a majority of our revenues. In the nine months ending September 30, 2007, approximately 78% of our revenues were from Verizon. The loss of this client, or a decrease in business from this client, could have a material adverse effect on Staf*Tek's business. Our management is making efforts to diversify our client base by hiring additional staff to focus on placing personnel in the accounting and finance sectors and by networking with Human Resource personnel working for potential clients. While our management is hopeful that their efforts will increase our client base and reduce our reliance on a single client, we can make no assurances that they will be successful.

Staf*Med Global, Inc.

On September 5, 2005, we organized Staf*Med Global, Inc. as our wholly-owned subsidiary to service the staffing needs of the rapidly growing healthcare industry with the same values of Staf*Tek Services, Inc. In August of 2006, we suspended business development of Staf*Med, Inc. and this subsidiary is currently inactive.

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

Our Directors also concluded that the grant of 100,000 options to each Optionee was fair and reasonable, and accordingly ratified the issuance of 100,000 options to each Optionee, including Mr. Simmons.

However, to the extent that the issuance of the 1,900,000 options which have been voided by resolution of our Board of Directors is deemed fair, we may have contingent liability for cancelling Mr. Simmons’ options and shares.

Results of Operations for the Three Months Ended September 30, 2007 and 2006

Gross Profit

For the three-month period ended September 30, 2007, we had a gross profit of $138,540, compared to a gross profit of $78,143 for the three-month period ended September 30, 2006. This increase in our gross profitability of $60,397, or approximately 77.3% from the prior period, is due primarily to the decrease in our cost of revenues, as discussed below.

Net revenues for the three-month period ended September 30, 2007 increased to $689,935 from $616,596 for the three-month period ended September 30, 2006. This increase in net revenues of $73,339, or approximately 11.9% from the prior period, is due primarily to an increase in the number of employee candidates that we have placed with our customers.

Cost of revenues for the three-month period ended September 30, 2007 increased to $551,395 from $538,453 for the three-month period ended September 30, 2006. This increase in cost of revenues of $12,942, or approximately 2.4%, from the prior period, is due primarily to an increase in the number of employee candidates that we have placed with our customers.

Total Operating Expenses

Total operating expenses for the three-month period ended September 30, 2007 decreased to $116,536 from $280,976 for the three-month period ended September 30, 2006. This decrease in our total operating expenses of $164,440, or approximately 58.5%, is covered below in our discussion of Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the three-month period ended September 30, 2007 decreased to $115,968 from $276,957 for the three-month period ended September 30, 2006. This decrease in selling, general and administrative expenses of $160,989, or approximately 58.1% from the prior period, is due primarily to the reduction in non-revenue generating staff.

Other Income/Expenses

For the three-month period ended September 30, 2007, we incurred other expenses in the amount of $17,361 while we had other income in the amount of $17 for the three-month period ended September 30, 2006. The $17,361 we incurred in other expenses for the three-month period ended September 30, 2007 is due to the sale of our Series B Convertible Preferred Stock (“Series B Stock”) at a discounted price and that such marketable securities were fully liquidated. Our Series B Stock is convertible into our common stock at no cost to the holders of the Series B Stock. On March 14, 2007, we sold our Series B Preferred Stock at a price of $1.20 per share while the fair value of our common stock on the date of the transaction was $1.45. The intrinsic value of the imbedded beneficial conversion feature related to the option for conversion into the Company’s common stock totaled $41,667. Because the Series B Stock could not be converted until September 13, 2007, the beneficial conversion charge has been capitalized as prepaid compensation expense and will be amortized to stock-based compensation expense over the six month period. As of September 30, 2007, all $41,667 was charged to stock-based compensation expense.

Interest expense for the three-month period ended September 30, 2007 increased to $11,133 from $7,393 for the three-month period ended September 30, 2006. This increase in interest expense of $3,740, or approximately 50.6% from the prior period, is due to the addition of interest due on notes to a related party.

Profits and Losses from Operations

Profit from operations for the three-month period ended September 30, 2007 was $22,004, up from a loss of $202,833 for the three-month period ended September 30, 2006. Our achievement of profits from operations is due primarily to the reduction in non-revenue generating staff.

Net loss for the three-month period ended September 30, 2007 decreased to $6,490 from $210,192 for the three-month period ended September 30, 2006. This decrease in losses of $203,702 or 96.9% from the prior period is due primarily to the reduction in non-revenue generating staff.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006

Gross Profit

Gross Profit for the nine-month period ended September 30, 2007 decreased to $340,764 from $391,285 for the nine-month period ended September 30, 2006. This decrease in our gross profitability of $50,521, or approximately 12.9% from the prior period, is due primarily to decrease in our revenues, as discussed below.

Net revenues for the nine-month period ended September 30, 2007 decreased to $1,799,547 from $2,175,439 for the nine-month period ended September 30, 2006. This decrease in net revenues of $375,892, or approximately 17.3%, from the prior period, is due primarily to the reduction in number of employee candidates during the first six months of 2007.

Cost of revenues for the nine-month period ended September 30, 2007 decreased to $1,458,783 from $1,784,154 for the nine-month period ended September 30, 2006. This decrease in cost of revenues of $325,371, or approximately 18.2%, from the prior period, is due primarily to the decrease in number of non-revenue generating staff.

Total Operating Expenses

Total operating expenses for the nine-month period ended September 30, 2007 decreased to $374,696 from $656,920 for the nine-month period ended September 30, 2006. This decrease in our total operating expenses of $282,224, or approximately 43%, is covered below in our discussion of Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the nine-month period ended September 30, 2007 decreased to $371,596 from $644,862 for the nine-month period ended September 30, 2006. This decrease in selling, general and administrative expenses of $273,266, or approximately 42.4% from the prior period, is due primarily to the reduction in non-revenue generating staff.

Other Income/Expenses

For the nine-month period ended September 30, 2007, we incurred $64,448 in other expenses while we had $11,324 in other income for the nine-month period ended September 30, 2006. The $64,448 we incurred in other expenses for the nine-month period ended September 30, 2007 is due to the sale of our Series B Stock at a discounted price and that such marketable securities were fully liquidated. Our Series B Stock is convertible in to our common stock at no cost to the holders of the Series B Stock. On March 14, 2007, we sold our Series B Preferred Stock at a price of $1.20 per share while the fair value of our common stock on the date of the transaction was $1.45. The intrinsic value of the imbedded beneficial conversion feature related to the option for conversion into the Company’s common stock totaled $41,667. Because the Series B Stock could not be converted until September 13, 2007, the beneficial conversion charge has been capitalized as prepaid compensation expense and will be amortized to stock-based compensation expense over the nine month period. As of September 30, 2007, all $41,667 was charged to stock-based compensation expense. The $11,324 in other income for the nine-month period ended September 30, 2006 was the result of non-reaccuring adjustment to our dividends.

Interest expense for the nine-month period ended September 30, 2007 decreased to $22,782 from $23,286 for the nine-month period ended September 30, 2006. This decrease in interest expense of $504, or approximately 2.2% from the prior period, is due primarily to the reduction in interest due on a note to a former officer.

Losses

For the nine-month period ended September 30, 2007, we incurred a loss from operations in the amount of $33,932 compared to a loss from operations for the nine-month period ended September 30, 2006 of $265,635. This decrease in loss from operations of $231,703, or approximately 87.2% from the prior period, is due primarily to the reduction in non-revenue generating staff.

Net loss for the nine-month period ended September 30, 2007 decreased to $98,380 from $276,959 for the nine-month period ended September 30, 2006. This decrease in losses of $178,579 or 64.5% from the prior period is due primarily to an increase in the number of employee candidates that we can place with our customers. The decrease includes $41,667 in expenses related to the beneficial conversion feature of the Series B Stock.

Liquidity and Capital Resources

For the nine-months ended September 30, 2007, we had a cash reserve of $92,866. During the nine-months ended September 30, 2007, we used cash in the amount of $112,383 in our operating activities and received cash of $187,016 from our financing activities.

During the nine months ended September 30, 2007 and 2006, the Company’s cash activities were as follows:

	2007	2006
Cash used for operating activities	$112,383	$97,772
Cash provided by/used for investing activities	-	11,092
Cash provided by financing activities	187,016	40,380

During the nine months ended September 30, 2007, cash provided by financing activities was from proceeds from notes payable to related parties and from the sale of preferred stock.

Internal Sources of Liquidity

For the nine months ended September 30, 2007, the funds generated from our operations were insufficient to fully fund our daily operations. For the nine months ended September 30, 2007, we had an operating loss of $33,932 and a net loss of $98,380. There is no assurance that funds from our operations will ever meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

Because the funds generated from our operations have been not been sufficient to fully fund our operations, we have been on dependent on debt and equity financing to make up the shortfall. We actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. There can be no assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing stockholders. As a result, our independent registered public accounting firm has issued a “going concern” modification to its report on our audited financial statements for the year ended December 31, 2006.

We have been utilizing a $200,000 line of credit in order to meet our operating expenses. This line of credit is secured by most of our assets and expires on January 7, 2008. Interest is due on the line of credit at the rate of 10.25% a year and interest payments are due monthly. As of September 30, 2007, the line of credit had an outstanding balance of $195,000.

Additionally, on August 23, 2007, a shareholder loaned us $6,000 for working capital, pursuant to a promissory note which carries fixed interest of $600 and matures on August 31, 2007.

As described in note 2 to our financial statements, as of September 30, 2007 we owed an aggregate total of $100,697 pursuant to three other notes payable to an officer and a former officer.

Off Balance Sheet Arrangements

We do not have nor do we maintain any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Risk Factors

Reference is made to “Risk Factors” included in our Annual Report on Form 10-KSB for the year ended December 31, 2006 for information concerning risk factors. There has been no material changes in the risk factors since the filing of this Annual Report on April 13, 2007.

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2007. This evaluation was carried out under the supervision and with the participation of our acting President, Mr. Gerald McIlhargey, and our acting Chief Financial Officer, Mr. Kenneth L. Johnson (collectively, the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, September 30, 2007, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Internal Control over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2007. Based upon this evaluation, our Certifying Officers have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed in a current report on Form 8-K, filed with the SEC on June 20, 2007, on June 8, 2007, we filed a complaint against our former President, CEO and Director John H. Simmons in the United States District Court for the District of Colorado, Civil Action No. 07-CV-01208. The complaint alleged, among other things, that Mr. Simmons breached his fiduciary duties by diverting Company funds for personal and recreational use and acquiring shares of our common stock without adequate consideration. We are seeking damages against Mr. Simmons of not less than $75,000, attorneys’ fees, costs of litigation, interest and tremble damages. The complaint alleged, among other things, that Mr. Simmons breached his fiduciary duties by diverting Company funds for personal and recreational use and acquiring shares of our common stock without adequate consideration. On August 27, 2007, this suit was dismissed due to jurisdictional reasons and the parties agreed to move the case to Texas.

On October 11, 2007, we refiled this lawsuit United States District Court, Northern District of Texas, Dallas Division, Civil Action No. 307CV1718-R for the same causes of action and asking for the same relief. Although we believe that our claims against Mr. Simmons are meritorious, there can be no assurance that we will prevail in this litigation. At this time, we cannot estimate any possible loss from this litigation in the event that we do not prevail.

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

On June 16, 2005, we issued John Simmons, our President at the time, a promissory note in the amount of $96,000. This note replaced and superseded a promissory note that we issued to Mr. Simmons in December of 2003. The note carries a ten percent interest rate, payable quarterly and matured on June 16, 2006. Mr. Simmons resigned as our President, Chief Executive Officer on May 17, 2006 and as our Director on May 30, 2006. During the quarter ended September 30, 2007, we did not repay any balance under the note. As of September 30, 2007, we owed $48,120 in principal and $2,406 in accrued interest on the note.

Under the terms of the note, we are currently in default of the note. In the event that Mr. Simmons decides to institute a legal proceeding to collect this note and prevails, we will have to pay Mr. Simmons his court costs, including reasonable attorneys’ fees. However, we believe that the amount owed to Mr. Simmons on the note is fully or partially offset by sums owed to us in connection with expense reimbursements that were paid to Mr. Simmons while he was the President of our Company and to which we believe he may not have the rights. We currently have a lawsuit against Mr. Simmons States in the U.S. District Court, Northern District of Texas, Dallas Division, to recover damages against Mr. Simmons of not less than $75,000, plus attorneys’ fees, costs of litigation, interest and tremble damages. See Part II, Item 1. Legal Proceedings.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 30, 2007, shareholders holding a majority of the voting rights of our capital stock executed a written consent (the “Written Consent”) to effect (i) the election of five directors for a term of one year or until their successors are duly elected and qualified, and (ii) the ratification of the appointment of Cordovano & Honeck, LLP, as our independent public accountants.

Pursuant to the Written Consent, the Board of Directors, as described reported on our Annual Report on Form 10-KSB for fiscal 2006, was re-elected in its entirety. The Written Consent was executed to become effective 20 days following the mailing of a definitive information statement to our shareholders and accordingly became effective on approximately September 6, 2007. Shareholders holding 3,573,300 shares of common stock executed the Written Consent.

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

ST. JOSEPH, INC.

Date: November 14, 2007	/s/ GERALD MCILHARGEY
Gerald McIlhargey, Acting President and Director