Form 10KSB
period 2007-12-31
ST JOSEPH INC
filed 2008-03-31
CIK 1177135

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2007.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☒ No

State issuer's revenues for its most recent fiscal year ended December 31, 2007, was $2,485,279.

Based on the closing sale price of $0.41 on March 25, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,791,654.90.

As of March 25, 2008 there were 7,406,802 shares of the registrant’s Common Stock issued and outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS

Our Background and Business Development

St. Joseph, Inc. (“us,” “we,” “our” or the “Company”) was organized under the laws of the State of Colorado on March 19, 1999, as Pottery Connection, Inc. Our Company was originally organized to produce and sell pottery of all forms, as well as arts and crafts.

On March 19, 2001, we changed our corporate name to St. Joseph Energy, Inc. in anticipation of changing our business purpose to the exploration and development of oil and gas properties. However, after unsuccessful investing in two oil wells located in the State of Louisiana, we elected to abandon that endeavor and return to our original business purpose.

On November 6, 2003, we changed our corporate name to St. Joseph, Inc. We acquired Staf*Tek Services, Inc. (“Staf*Tek”) as a wholly owned subsidiary on January 2, 2004. We presently conduct all of our business through Staf*Tek.

Acquisition Strategy

In January 2006, our Board decided to pursue suitable candidates for future acquisition that potentially create value for our existing shareholders. The Company hopes to acquire other operating companies as subsidiaries. Acquisition targets may be in sectors other then the Company’s current sector of providing employment agency services. Although not the Company’s goal, the Company would also consider a reverse merger, if it were seen to be a growth opportunity for our existing shareholders.

To date, we have not consummated any acquisition and cannot provide any assurance that we will be successful in this endeavor. Any acquisition may be structured as a share exchange and may result in significant dilution to our existing shareholders.

Staf*Tek Services, Inc.

Staf*Tek was organized under the laws of the State of Oklahoma on January 2, 1997.  On December 2, 2003, we acquired all of the issued and outstanding shares of common stock of Staf*Tek stock in exchange for (1) 380,500 shares of our Series A Preferred Shares (“Series A Shares”); (2) 219,500 shares of our common stock; and (3) $200,000 in cash.  The acquisition closed on January 2, 2004, at which time Staf*Tek became a wholly owned subsidiary of St. Joseph.

Our Series A Shares have a stated value of $3.00 per share.  Each holder of Series A Shares is entitled to receive a dividend equal 6.75% of the stated value of the Series A Shares payable on each anniversary of the date of issuance of such shares.   We paid $39,104 in Series A Stock dividends and accrued $39,104 during the year ended December 31, 2007.

The convertible preferred A stock may be converted to the Company's common stock at the rate of one share of convertible preferred A stock for one share of common stock at any time by the shareholder. The convertible preferred A stock can be called for redemption by the Company no sooner than two (2) years after the date of issuance, and only if the Company's common stock is trading on a recognized United States stock exchange for a period of no less than thirty consecutive trading days at a market value of $5.00 or more per share. However, as of this date, the stock has not traded at that amount.  As of December 31, 2007, the Company had paid the $200,000 cash, which was owed under the terms of the Agreement.

Staf*Tek specializes in the recruiting and placement of professional technical personnel, as well as finance and accounting personnel on a temporary and permanent basis.  Staf*Tek provides its customers with employee candidates with information technology (“IT”) skills in areas ranging from multiple platform systems integration to end-user support, including specialists in programming, networking, systems integration, database design, help desk support, including senior and entry level finance and accounting candidates.  Staf*Tek's candidate databases contain information on the candidates experience, skills, and performance and are continually being updated to include information on new referrals and to update information on existing candidates.  Staf*Tek responds to a broad range of assignments from technical one-person assignments to major projects including, without limitation, Internet/Intranet development, desktop applications development, project management, enterprise systems development, SAP implementation and legacy mainframe projects.  Staf*Tek also provides employee candidates computer training, online assessments, certification and the opportunity to be tested and certified in over 50 skill sets.

Staf*Tek was founded on the premise that there is an increasing demand for high quality outsourced professional services.  Staf*Tek's business premise combines client service orientation and commitment to quality.  Staf*Tek is positioned to take advantage of what we believe are two converging trends in the outsourced professional services industry — increasing demand for outsourced professional services by corporate clients and increasing the supply of professionals interested in working on an outsourced basis.  Staf*Tek believes that its business premise allows it to offer challenging yet flexible career opportunities, attract highly qualified, experienced professionals and, in turn, attract clients with varying professional needs.

 Staf*Tek is primarily a regional professional service firm that provides experienced and highly qualified personnel who can demonstrate diversity, and flexibility in the work force.  Staf*Tek has determined that its market is primarily in the Tulsa, Oklahoma area.

Supply of Professionals

Concurrent with the growth in the demand for outsourced services, Staf*Tek is of the belief, based on discussions with its associates that the number of professionals seeking work on a project and non-project basis has increased due to a desire for:

o	More flexible hours and work arrangements, coupled with competitive wages and benefits; and
o	Challenging engagements that advance careers, develop skills, and add to experience.

Staf*Tek maintains its own database of approximately 20,000 trained independent contract professionals.  Once a professional is placed, he or she either becomes an employee of our Company or the client's employee.

Marketing and Recruiting

Staf*Tek markets its temporary and permanent staffing services to business clients as well as employment candidates. Marketing and recruiting directed to business clients and employment candidates consists primarily of yellow pages advertisements, classified advertisements, websites, internet job sites, trade shows and website promotion on the Internet.

We, and our subsidiaries have registered the following domain names: getsmartonline.com, staftek.com, stafmedglobal.com, confidentialsearch.com and stjosephinc.com.

Management of the Staf*Tek’s temporary and permanent staffing operations is coordinated from our headquarters in Tulsa, Oklahoma. Our headquarters provides support and centralized services related to administrative, marketing, public relations, accounting and training.

Competition

Staf*Tek’s temporary and permanent staffing services face competition in attracting clients as well as high-quality specialized employment candidates.  The temporary and permanent placement businesses are highly competitive, with a number of firms offering services similar to those provided by Staf*Tek on a national, regional or local basis.  In many areas the local companies are the most successful competitors.  The most significant competitive factors in the temporary and permanent placement businesses are price and the reliability of service, both of which are often a function of the availability and quality of professional personnel.  We believe that Staf*Tek derives a competitive advantage from its extensive experience and commitment to the specialized employment market, temporary employees placed by it are, in fact, Staf*Tek’s employees for all purposes while they are working on assignments.  Once a professional is permanently placed, he or she either becomes an employee of Staf*Tek or of Staf*Tek’s client.  During the temporary phase, Staf*Tek pays the related costs of employment, such as workers' compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. Staf*Tek provides access to voluntary health insurance coverage to interested employees.

Major Clients

We are dependent on a small number of clients for a majority of our revenues. During our year ended December 31, 2007, approximately 79% of our revenues were derived form our largest client and all of our revenues were derived from a total of five clients

Employees and Revenue Generating

We currently have six paid employees, and no part-time employees. We also have 22 full-time revenue-generating contractors and no part-time revenue generating contractors.

Reports to Security Holders

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance with the Exchange Act we file reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). Our security holders or any member of the public may inspect and copy the reports, proxy statements and other information filed by us with the Commission at the public reference facilities maintained by the Commission at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549, as well as the Commission's Regional Offices. Our security holder or any member of the public may also call the Commission at 1-800-SEC-0330 for more information about the public reference room, how to obtain copies of documents by mail or how to access documents electronically on the Commission's Web site at (http://www.sec.gov).

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 3400 square feet of office space from a non-affiliated third party at 4870 South Lewis, Suite 250, Tulsa, OK 74105. Our monthly lease payment is $3,870. The lease commenced May 1, 2004 and expires April 30, 2008.

ITEM 3. LEGAL PROCEEDINGS

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

On October 3, 2007, Mr. Simmons filed a lawsuit in United States District Court, Dallas County, Civil Action No. DC-07-11801 against the Company, its officers, and other individuals.  The complaint alleged, among other things, that the Mr. Simmons 1,900,000 options were converted and that the Company failed to repay a $96,000 promissory note and breached a duty to indemnify Mr. Simmons in relation to previously filed litigation. The complaint also makes a variety of accusations against Company’s officers and other individuals, including accusations that these individuals breached fiduciary duties with regard to Mr. Simmons, engaged in fraud and conspiracy to commit fraud, and converted shares and options owned by him. Mr. Simmons seeks unspecified damages, both actual and exemplary, against the Company and the other defendants.  The Company believes that Mr. Simmons accusations are without factual basis and intends to vigorously defend against the lawsuit.   The costs of defending against the complaint could be substantial; however we are unable to predict an exact amount, or even a meaningful estimate, at this time.

As previously disclosed in a quarterly report on Form 10-QSB, filed with the SEC on November 20, 2006, on July 28, 2006, Zachary Karo, a former employee, filed a lawsuit against the Company and its subsidiary Staf*Tek Services, Inc. in the district court in Tulsa County, Oklahoma, Case No. CJ 2006 04713, in connection with stock options allegedly granted to Mr. Karo. Mr. Karo alleges that he was granted an option to purchase up to 25,000 shares of the Company’s common stock at $0.10 per share but that management refused to issue Mr. Karo such shares upon his attempt to exercise of the alleged option. A motion was made by the Company and granted with prejudice to dismiss the case.  Mr. Karo refilled to vacate the dismissal, which was subsequently vacated and a hearing is set for April 1, 2008 to rule on the motion for dismissal. Mr. Karo is seeking damages, actual and exemplary, against the Company in an amount in excess of $10,000. Management denies that Mr. Karo was owed such stock options. The Company has engaged local counsel and intends to vigorously defend this action on the basis brought by the plaintiffs. The costs of defending against the complaint could be substantial; however management is unable to estimate an amount at this time.

On July 11, 2007, Vial, Hamilton, Koch & Knox, LLP brought a lawsuit against the Company to recover fees for legal services rendered in the amount of less than $50,000 it alleged performed on behalf of the Company in the state court in Dallas County, Texas under the case number CC-07-10120-C. The Company was served with the complaint on July 19, 2007. Plaintiff is seeking damages against the Company of less than $50,000, attorneys’ fees, interest and costs of litigation. The invoice we received from Vial, Hamilton, Koch & Knox, LLP dated July 27, 2007 states that the amount we owed as of that date was $9,617.84. The Company has engaged legal representation, but has not yet made any determination regarding the merits of, or possible defenses to, the claim, and is unable to predict a meaningful estimate of the costs of the case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the OTC Bulletin Board under the symbol STJO.OB.

The following table shows the high and low bid information for our common stock for each quarter during 2006 - 2007.

QUARTER	LOW BID	HIGH BID

Quarter ending December 31, 2007	$0.25	$0.35
Quarter ending September 30, 2007	$0.26	$1.00
Quarter ending June 30, 2007	$0.70	$1.15
Quarter ending March 31, 2007	$0.86	$1.55
Quarter ending December 31, 2006	$0.75	$1.55
Quarter ending September 30, 2006	$1.01	$1.55
Quarter ending June 30, 2006	$1.15	$2.70
Quarter ending March 31, 2006	$2.25	$3.00

The above information was obtained from the NASD. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. There is currently no public trading market for our preferred stock.

As of December 31, 2007, representing the last trading day of our most recently completed fiscal quarter, there were 7,406,802 shares of common stock issued and outstanding, held by approximately 210 shareholders of record. Within the holders of record of our common stock are depositories, such as Cede & Co., that hold shares of stock for several brokerage firms which, in turn, hold shares of stock for a multitude of additional beneficial owners. Accordingly, it is impossible for us to determine exactly how many beneficial stockholders we actually have. As of December 31, 2007, there were 386,208 shares of our Series A Convertible Preferred Stock issued and outstanding, held by four shareholders of record.

As of December 31, 2007, there were 760,000 outstanding options or warrants to purchase shares, and 386,208 securities convertible into, shares of the Company's Common Stock. The options may be converted into common shares at a weighted average exercise price of $0.61 per share and the preferred shares may be converted into common shares on a one for one basis.

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

Penny Stock

Our common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) (1) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The Securities and Exchange Commission ("SEC") generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our Common Stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our Common Stock and may affect the ability of our shareholders to sell their shares.

Equity Compensation Plan

The following table sets forth information as of December 31, 2006 with respect to compensation plans under which we are authorized to issue shares of our common stock, aggregated as follows:
o all compensation plans previously approved by security holders; and
o all compensation plans not previously approved by security holders.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	410,000	(1)	$1.05	715,000

Equity compensation plans not approved by security holders	350,000	(2) (3)	$0.10	0

(1)
On August 24, 2006, we adopted our 2006 Stock Option Plan, which reserved 1,125,000 shares of our common stock for issuance pursuant to the plan. On August 24, 2006, our Board of Directors granted stock options to our officers, directors and employees pursuant to the plan to purchase 410,000 share of our common stock at an exercise price of $1.05 per share and a term that ends on August 24, 2011.

(2)
On August 24, 2006, our Board of Directors ratified the issuance and grant of previously-approved non-qualified stock options to purchase 700,000 shares of our common stock with an exercise price of $0.10 per share and a term that ends on March 23, 2009 to various individuals who were board members at the time of the grant of the options and cancelled options to purchase 1,900,000 shares of our common stock.

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

In connection with the cancellation of the options previously granted to Mr. Simmons, our Board of Directors cancelled 250,000 shares of our common stock that were previously issued to Mr. Simmons pursuant to the exercise of these now cancelled options.

In the same meeting, our Directors concluded that the grant of 100,000 options to each Optionee was fair and reasonable, and accordingly ratified the issuance of 100,000 options to each Optionee, including Mr. Simmons. To the extent that the issuance of the 1,900,000 options which have been voided by resolution of our Board of Directors is deemed fair, we may have contingent liability for cancelling Mr. Simmons’ options and shares.

Recent Sale of Securities

Set forth below is information regarding the sale of equity securities during the year ended December 31, 2007 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), and which were not previously disclosed either in a quarterly report on Form 10-QSB or on a current report on Form 8-K.

From November 2007 through December 31, 2007, the Company sold 214,000 shares of its common stock at $0.30 per share to five accredited investors pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The Company received gross proceeds of $64,200 from such sales.

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

Overview

The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements, and the development of operational solutions to achieve and maintain profitable operations. Management plans to finance the operating and capital requirements of the Company through business alliances, such as strategic or financial transactions with third parties, the sale of securities, or other financing arrangements. Amounts raised will be used for working capital purposes, to further develop the Company's services, and to provide financing for marketing and promotion of the Company's business. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

For the year ended December 31, 2007, St. Joseph, Inc. had generated revenues of $2,485,279, which is down from $2,597,324 for the year ended December 31, 2006. The decrease is primarily due to the decrease in revenues due the loss in Staf*Tek’s contracted employees. For the year ending December 31, 2007, Staf*Tek's total service revenues decreased by $112,045 when compared to the total service revenues for 2006.

Since inception Staf*Tek business has been the recruiting and the placement of professional technical personnel on a temporary and permanent basis in the Tulsa, Oklahoma area. Staf*Tek assists their clients with projects that require specialized expertise ranging from multiple platform systems integration to end-user support, including specialists in programming, networking, systems integration, database design and help desk support, as well as providing qualified candidates in senior and entry level finance and accounting.

Results of Operations for the Twelve Months Ended December 31, 2006 and 2007

	For the Year Ended
	December 31, 2007		December 31, 2006		Change	Change
	$	% of Revenue	$	% of Revenue	$	%

Net Revenues	$2,458,279	100.00%	$2,597,324	100.00%	(139,045)	(5.35)%
Cost of Revenues	1,994,271	81.12%	2,143,175	82.51%	(148,904)	(6.95)%

Gross Margin (Loss)	491,008	19.97%	454,149	17.49%	36,859	8.12%

Operating Expenses
Selling, General and Administrative Expenses	494,459	20.11%	762,575	29.36%	(268,116)	(35.16)%
Depreciation and Amortization	3,100	0.13%	19,034	0.73%	(15,934)	(83.71)%
Loss on goodwill impairment	258,525	10.52%	0	0.00%	258,525	100%
Total Operating Expenses	$756,084	30.76%	$781,609	30.09%	25,525	3.27%

Loss from Operations	$(265,076)	(10.78)%	(327,460)	(12.61)%	(62,384)	(19.05)%

Other Income (Expense)
Interest Income	1	0.00%	63	0.00%	(62)	(98.41)%
Realized gain (loss) from marketable securities	0	0.00%	(7,707)	(0.30)%	7,707	(100.00)%
Interest Expense	(28,880)	(1.17)%	(29,663)	(1.14)%	783	(2.64)%
Net Other Expense	$(329,012)	(13.38)%	$(37,307)	(1.44)%	(291,705)	781.90%

Loss before provision for income tax	(335,563)	(13.65)%	(364,767)	(14.04)%	29,204	(8.01)%
Provision for Income Taxes	0		0		0

Net Income (Loss)	$(335,563)	(13.65)%	$(364,767)	(14.04)%	29,204	(8.01)%

Net Revenues

Net Revenues for the twelve months ended December 31, 2007 decreased to $2,485,279 from $2,597,324 for the twelve months ended December 31, 2006. The decrease in net revenues of $112,045, or approximately 5.35%, over the 2006 period is due primarily to decreased revenues generated by the loss of newly contracted employees since the prior period.

Cost of Revenues

Cost of Revenues for the twelve months ended December 31, 2007 decreased to $1,994,271 from $2,143,175 for the twelve months ended December 31, 2006. The overall decrease in cost of revenues of $148,904, or approximately 6.95%, over the 2006 period is directly attributable to the cost associated with the decrease in number of newly contracted employees described above.

Gross Margin

The overall gross margin for the twelve months ended December 31, 2007 increased to $491,008 from $454,149 for the twelve months ended December 31, 2006. The overall increase in gross margin of $36,859 or approximately 8.12% over the 2006 period is directly attributable to reduced costs in hiring and retaining our newly contracted employees.

Operating Expenses

Total operating expenses for the twelve months ended December 31, 2007 decreased to $497,559 from $781,609 for the twelve months ended December 31, 2006. Reasons for the overall decrease in operating expenses of $284,050 or approximately 36.34%, over the 2006 period is covered below in our discussions of General and Administrative Expenses and Stock-Based Compensation.

General and Administrative Expenses

General and administrative expenses for the twelve months ended December 31, 2007 decreased to $494,459 from $762,575 for the twelve months ended December 31, 2006. The decrease in general and administrative expenses of $268,116 or approximately 35.16%, over the 2006 period is due primarily to the reduction in administrative staff and the reduction in goodwill noted below.

Stock-Based Compensation – Common Stock Options Granted

We did not grant any common stock options in the twelve months ended December 31, 2007.

Loss on Goodwill Impairment

The Company recorded a non-cash goodwill impairment charge of $258,525 in the accompanying consolidated financial statements for the year ended December 31, 2007. Following the impairment charge, there is no goodwill balance remaining at December 31, 2007.

Total Operating Losses

Total operating losses for the twelve months ended December 31, 2007 decreased to $265,076 from $327,460 for the twelve months ended December 31, 2006. The overall decrease in operating losses of $62,384, or approximately 19.05% over the 2006 period is due primarily to a reduction in non-revenue generating staff and reduction in goodwill.

Net Other Expenses

Net other expenses for the twelve months ended December 31, 2007 increased to $329,012 from $37,307 for the twelve months ended December 31, 2006. The overall increase in our other expenses of $291,706, or approximately 781.9% over the 2006 period is primarily due to the write off of $258,525 in goodwill impairment.

Interest Income

Interest income for the twelve months ended December 31, 2007 decreased to $1 from $63 for the twelve months ended December 31, 2006.

Interest Expense

Interest expense for the twelve months ended December 31, 2007 decreased to $28,880 from $29,663 for the twelve months ended December 31, 2006. The overall decrease in our interest expense of $783 or approximately 2.63% over the 2006 period is due primarily to the decrease of interest bearing debts.

Gain/Loss on Sale of Securities

We have a loss of $0 from the sale of securities for the twelve months ended December 31, 2007 compared to a loss of $7,707 for the twelve months ended December 31, 2006. This change is due primarily to the liquidation of all securities during the year ended December 31, 2006.

Net Loss

Net Loss for the twelve months ended December 31, 2007 decreased to $335,563 from $364,767 for the twelve months ended December 31, 2006. This decrease in net loss of $29,204 or approximately 8.01% over the 2006 period is due primarily to the elimination of Goodwill Impairment.

Liquidity and Capital Resources

	December 31, 2007	December 31, 2006
Net cash used in operating activities	$53,039	$72,901
Net cash provided by investing activities	0	11,092
Net cash provided by financing activities	$241,414	20,578

General

For the twelve months ended December 31, 2007, we had negative cash flows resulting from $53,039 of cash used in our operating activities, $0 of cash provided by our investing activities and $241,414 of cash provided by our financing activities. Accordingly, for the twelve months ended December 31, 2007, our funds from operations were sufficient to cover our daily operations as further explained below.

Cash Flows from Operating Activities

Net cash used in our operating activities of $53,039 for the twelve months ended December 31, 2007 was primarily attributable to the net loss and offset by depreciation expense, stock based compensation, decreases in accounts receivable and increases in accounts payable.

Cash Flows from Investing Activities

Net cash provided by our investing activities of $0 for the twelve months ended December 31, 2007.

Cash Flows from Financing Activities

Net cash provided by our financing activities of $241,414 for the twelve months ended December 31, 2007 was proceeds from exercised stock options, proceeds from sale of common stock and proceeds from sale of preferred stock.

During the three months ended March 31, 2007, the Company sold 166,667 shares of Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock was convertible to one share of common stock and had a yield of 15% dividend per annum, payable monthly on a calendar basis. The Series B Convertible Preferred Stock was sold at $1.20 per share. On the transaction date, the fair value of the common stock was $1.45 per share, resulting in a beneficial conversion feature. The intrinsic value of the imbedded beneficial conversion feature related to the option for conversion into the Company’s common stock totaled $41,667. Because the Series B Convertible Preferred Stock could not be converted for a period of six months, the beneficial conversion charge was capitalized as prepaid compensation expense and amortized to stock-based compensation expense over the six-month period.

In December 31, 2007 and pursuant to letter agreements as of the same date, we effected the conversion of three promissory notes and all of our outstanding shares of our Series B Preferred Stock into shares of our common stock. In this conversion, 1,143,590 shares of our common stock were issued to four persons at a conversion price of $0.30 per share. In this conversion, 216,667 shares of Series B Stock held by two holders valued at $260,000 and unpaid dividends of $19,500 on this stock were converted into 931,667 shares of our common stock. The valuation of the Series B Stock was determined pursuant to the rights and preferences of the stock stated in our Articles of Incorporation. The Series B Stock received by the Company in the conversion was cancelled and the Company now has no issued and outstanding shares Series B Stock. As holders of the Series B Stock were entitled to 15% preferred dividends, our management determined it was in the best interests of the Company to effect the conversion of these shares.

Internal Sources of Liquidity

For the twelve months ended December 31, 2007, the revenues generated from our operations were insufficient to fund our daily operations. Gross profit for fiscal year 2006 was $491,008, which was insufficient to meet our operating expenses of $497,559 for the same period. There is no assurance that funds from our future operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

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

At December 31, 2007, we have debt owing to related parties in the aggregate amount of $73,120 as summarized in Note 2 to the financial statements.

At December 31, 2007, we have debt owing to non-related parties (net of unamortized discount) aggregating $195,000 as summarized in Note 4 to the financial statements.

Our business plan involves, in part, increasing the number of employees placed both on a temporary and permanent basis. Such increased placement is expected to result in increased profit to us, although it also results in increased short- term cash needs. We have utilized net revenues, the proceeds from a number of private sales of our equity securities, the exercise of options, the issuance of promissory notes and our line of credit to meet our working capital requirements. We are reluctant to incur further debt and intend to rely upon net revenues and private sales of equity securities to meet our liquidity needs for the next 12 months.

During 2008, we expect to grow our revenues without significant increases in our selling, general and administrative expenses, which we expect will have a positive effect on our financial statements as compared to 2007. Our liquidity and capital resources, as well as business prospects, are all subject to the risks disclosed below, among others.

RISK FACTORS

Our business prospects are subject to various risks and uncertainties that impact our business. The most important of these risks and uncertainties are as follows:

Our auditor has expressed substantial doubt as to our ability to continue as a going concern. An inability to continue as a going concern would likely lead to a loss of your entire investment.

Our independent certified public accountant's report on our financial statements for the fiscal years ended December 31, 2006 and 2007 contains an explanatory paragraph indicating that we have incurred recurring losses, and as of December 31, 2007, had negative working capital and a net capital deficiency. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We operate solely through our subsidiary, Staf*Tek Services, Inc.; our revenues are dependent on the performance of our subsidiary.

We operate and generate revenues solely through our subsidiary, Staf*Tek. St. Joseph, Inc. has not generated any revenues since its inception and does not expect to generate any revenues in the future. Our success depends on the success of Staf*Tek and there is no assurance that we can achieve profitability through Staf*Tek in the future. Our performance will depend on our ability to manage this anticipated growth effectively by hiring key management personnel, implementing and maintaining operational, administrative, marketing and control systems on a timely basis, building and maintaining our network infrastructure, conducting successful marketing and sales programs, attracting and retaining qualified employees and having access to working capital to support the growth in inventory, receivables, capital requirements and operating costs necessitated by the assumed increased sales.

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

Our future success depends upon the continued service of our key management and other critical personnel such as John Blackmon. Whether we are able to execute our business strategy effectively will depend in large part on how well key management and other personnel perform in their positions and are integrated within our company. There is no assurance that we have will be able to retain these key management and personnel. The loss of any key employee could result in significant disruptions to our operations, the successful implementation and completion of company initiatives and the results of our operations. In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations and may be unsuccessful.

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

79% of our revenues come from one client.

During our year ended December 31, 2007, approximately 79% of our revenues were derived from our largest client. The loss of this client or the decline in business from this client would have a material adverse effect on our revenues and profits. Accordingly, any events that create an adverse affect on this clients operations or financial performance may also create a material adverse effect on our revenues and profits.

Our revenues are generated by only five clients.

At the present time, our revenues come from only five clients. The loss of any of these clients or the decline in business from any of these clients will have a material adverse effect on our revenues and profits.

ITEM 7. FINANCIAL STATEMENTS.

Our Financial Statements and supplementary data are included beginning immediately following the signature page to this Report. See Item 13 for a list of the Financial Statements and financial statement schedules included with this filing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our periodic reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, December 31, 2007. This evaluation was carried out under the supervision and with the participation of Gerry McIlhargey, our Chief Executive Officer and Kenneth L. Johnson, our acting Chief Financial Officer, (collectively, the "Certifying Officers"). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, December 31, 2007, our disclosure controls and procedures are effective in meeting our requirements as to the disclosure of material information relating to us and required to be included in our periodic filings with the SEC.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal year ended December 31, 2007. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s) Held	Date Service Began
Gerald McIlhargey	60	President, Chief Executive Officer and Director	March 2004
Kenneth L. Johnson	48	Secretary, Treasurer and Director	April 2000
Bruce Schreiner	53	Director	October 2003
Donal Ford	52	Director	August 2006
Maureen O’Brien	59	Director	August 2006
John Blackmon	52	President of Staf*Tek Services Inc.	June 2004

Gerald McIlhargey – Mr. McIlhargey has been a Director of St. Joseph since March of 2004. Mr. McIlhargey has spent over 26 years in management consulting for public companies. In his various management roles, Mr. McIlhargey has extensive experience in Marketing and Manufacturing as well as the Financing of Public Companies. Mr. McIlhargey has had a key role with several public companies, including International Corona Resources, Collingwood Energy, Sense Technologies Inc. and Male Leaf Petroleum. Mr. McIlhargey received a Bachelor of Education degree from Simon Fraser University in British Columbia, Canada in 1972.

Kenneth L. Johnson – Mr. Johnson has been a Director and Secretary/Treasurer of the Company since April of 2000. Mr. Johnson has been the Secretary/Treasurer and Director of Staf*Tek from December of 2003, to the present. For the past nine years, Mr. Johnson has been employed as a senior support representative with College Bookstore Management Systems (CMBS), a division of Nebraska Book Co., Inc. A provider of point of sale and inventory control computer software for the college bookstore industry. Mr. Johnson is involved in product development, customer support and training. Mr. Johnson graduated from Hastings College in 1985, earning a Bachelor of Arts Degree in Business Administration.

Bruce E. Schreiner, CPA – Mr. Schreiner, CPA, has been a Director of the Company since October of 2003. Mr. Schreiner has also been a Director of Staf*Tek Services, Inc. since October, 2003, to the present. Mr. Schreiner is a partner in the accounting firm of Schroeder & Schreiner, P.C. He served as an Agent with the Internal Revenue Service for over five years, culminating in an appointment to the Technical and Review Staff of Omaha, Nebraska, for the Nebraska District. Mr. Schreiner is a member of the American Institute and Nebraska Society of Certified Public Accountants and the Grand Island Area Chamber of Commerce. Mr. Schreiner is currently on the Board of Directors of Sense Technologies, Inc., a public company. Mr. Schreiner graduated magna cum laude from Hastings College in 1975 earning a Bachelor of Arts Degree in both Economics and Business Administration with emphasis in accounting.

Donal Kent Ford – Mr. Ford has been a Director of the Company since August 24, 2006. For the past ten years Mr. Ford has been President of Pinnacle Financial Services, Inc., a Third Party Administrator for Pension and Profit Sharing Plans located in Lantana, FL. Mr. Ford is a Credentialed Member of the American Society of Pension Actuaries and is actively involved in the South Florida Benefits Council. Mr. Ford has a Bachelor of Science in Business Administration from the University of Florida and a Doctor of Chiropractic from Life University.  He is also a Certified Pension Consultant with the American Society of Pension Professionals and Actuaries.

Maureen O’Brien – Ms. O’Brien has been a Director of the Company since August 24, 2006. For the past two years Ms. O'Brien has worked as Executive Assistant to David Core, CEO of Pinnacle Financial Services, Inc. For seven years prior to that Ms. O'Brien specialized in start up ventures with Real Applications, Inc.

John Blackmon – Mr. Blackmon has been Staf*Tek’s President since August 24, 2006. Recently he has expanded staffing services to include senior and entry-level finance and accounting services.  Before joining Staf*Tek, Mr. Blackmon was a Senior Manager of IT with MCI/WorldCom.  Mr. Blackmon joined MCI/WorldCom, now Verizon, in 1997 in the Operations organization and was quickly moved to the IT organization where his responsibilities included operations management, management of both technical and support organizations, and progressing to lead the development and implementation of all E*Commerce application solutions for the Wholesale division of WorldCom.

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

Committees of the Board of Directors; Meetings

During the year ended December 31, 2007, the entire Board met seven times and acted seven times by unanimous written consent. During fiscal year 2007, no director attended fewer than 75% of the aggregate number of meetings of the Board and committees on which such director served.

The Board has two standing committees, the Audit Committee and the Compensation Committee. The Board does not have a separate Nominating Committee and performs all of the functions of that committee.

The Audit Committee

The Audit Committee has as its primary responsibilities the appointment of the independent auditor for the Company, the pre-approval of all audit and non-audit services, and assistance to the Board in monitoring the integrity of our financial statements, the independent auditor's qualifications, independence and performance and our compliance with legal requirements. The Audit Committee has adopted a written charter, which was mailed to its shareholders in 2006. During the year ended December 31, 2007, the Audit Committee met one time. Bruce Schreiner, Donal Ford, and Maureen O’Brien are the current members of the Audit Committee.

Since we are not a "listed" company, we are not subject to rules requiring the members of our Audit Committee to be independent; however we use the rules of The NASDAQ Stock Market in determining whether directors are independent for disclosure purposes. Based on its review of the applicable rules of The NASDAQ Stock Market governing audit committee membership, the Board believes that all members of the Audit Committee are "independent" within the meaning of such rules.

The Securities and Exchange Commission (“SEC”) requires a company to disclose whether it has an "Audit Committee Financial Expert" serving on its audit committee. Based on its review of the criteria of an Audit Committee Financial Expert under the rule adopted by the SEC, the Board believes that one member of the Audit Committee, Mr. Schreiner, qualifies as an Audit Committee Financial Expert. Each of the other current members have made significant contributions and provided valuable service to St. Joseph and its stockholders as members of the Audit Committee and the Board believes that each of them has demonstrated that he is capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with the accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding internal controls and procedures for financial reporting, and (v) understanding audit committee functions, all of which are attributes of an Audit Committee Financial Expert under the rule adopted by the SEC. Given the business experience and acumen of these individuals and their service as members of the Audit Committee, the Board believes that each of them is qualified to carry out all duties and responsibilities of the Audit Committee.

Compensation Committee

The Compensation Committee recommends to the Board annual salaries for senior management and reviews all company benefit plans. During the year ended December 31, 2007, the Compensation Committee met one time and reviewed the compensation of all St. Joseph employees. The current members of the Compensation Committee are Bruce Schreiner, Kenneth Johnson, and Donal Ford.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten percent of our Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and persons who are the beneficial owners of more than 10% of the common stock of the Company are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon review of the copies of such reports furnished to us during, and with respect to, the fiscal year ended December 31, 2007 or any written representations we received from a director, officer, or beneficial owner of more than 10% of our common stock that no other reports were required during that period, we believe that, for the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our reporting persons were met, with the following exceptions: Mr. Blackmon has not yet filed a Form 3, although we expect one to be filed in the near future.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The code of ethics can be viewed on our website: www.stjosephinc.com.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers during 2006 and 2007:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non- Equity Incentive Plan Com- pensation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All other Compen- sation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)

Gerald McIlhargey President, CEO and Director	2006 2007	- -	- -	- -	$36,300 -	(1)	- -	- -	- -	$36,300 -
Kenneth L. Johnson, Secretary, Treasurer and Director	2006 2007	- -	- -	- -	$18,150 -	(2)	- -	- -	- -	$18,150 -

John Blackmon, President of Staf*Tek Services, Inc.	2006 2007	72,000 72,000	- -	- -	$18,150 -	(2)	- -	- -	- -	$90,150 -

(1)
Calculated pursuant to FAS 123R. Consists of options to purchase 100,000 shares of common stock at an exercise price of $1.05 per share, which was the fair market price as of the date of the grant, August 24, 2006. The options expire August 24, 2011.

(2)
Calculated pursuant to FAS 123R. Consists of options to purchase 50,000 shares of common stock at an exercise price of $1.05 per share, which was the fair market price as of the date of the grant, August 24, 2006. The options expire August 24, 2011.

Compensation Summary

Gerald McIlhargey. Mr. McIlhargey was appointed President and Chief Executive Officer of our Company on May 17, 2006. Mr. McIlhargey has served as a Director of our Company since March of 2004. We do not have an employment agreement with Mr. McIlhargey and he is not receiving any compensation for serving as our Acting President. On August 24, 2006, he received options to purchase 100,000 shares of our common stock for agreeing to serve as a director on our Board. The options have an exercise price of $1.05 per share and expire on August 24, 2011.

Kenneth L. Johnson. We do not have an employment agreement with Mr. Johnson and he is not receiving any compensation for serving as our Secretary and Treasurer. On August 24, 2006, he received options to purchase 50,000 shares of our common stock for agreeing to serve as a director on our Board. The options have an exercise price of $1.05 per share and expire on August 24, 2011.

John Blackmon. Mr. Blackmon is the President of our wholly-owned subsidiary, Staf*Tek Services, Inc. We do not have an employment agreement with Mr. Blackmon. He receives an annual salary of $72,000 as compensation for serving as Staf*Tek Services, Inc.’s President. On August 24, 2006, he received options to purchase 50,000 shares of our common stock for agreeing to serve as President of Staf*Tek Services, Inc. The options have an exercise price of $1.05 per share and expire on August 24, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL-END

The following table provides information concerning equity awards as of our 2007 fiscal year end, December 31, 2007, held by each of our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexer-cised Unearned Options (#)	Option Exercise Price ($)	Option Expira- tion Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Gerry McIlhargey	100,000	-	-	$1.05	August 24, 2011	-	-	-	-

Kenneth L. Johnson	50,000	-	-	$1.05	August 24, 2011	-	-	-	-

John Blackmon	50,000	-	-	$1.05	August 24, 2011	-	-	-	-

Director Compensation

The directors receive no annual compensation other than the options they received for serving on the board of directors of St. Joseph; however, they are reimbursed for out-of-pocket expenses incurred in connection with the Company's business.

On August 24, 2006 each of the directors listed below received fully vested options to purchase up to 50,000 shares of our common stock for agreeing to serve as our directors. The options have an exercise price of $1.05 and expire on August 24, 2011. All of these options were still outstanding and unexercised as of December 31, 2007.

As shown by the following table, none of our directors who are not executive officers received any compensation during our fiscal year ended December 31, 2007:

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Bruce Schreiner	-	-	-	-	-	-	-

Donal Ford	-	-	-	-	-	-	-

Maureen O’Brien	-	-	-	-	-	-	-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2007 based on information obtained from the persons named below, with respect to the beneficial ownership of the our common stock by (i) each person (including groups) known to us to be the beneficial owner of more than 5 percent of our common stock, and (ii) each Director and Officer, and (iii) all Directors and Officers of the Company, as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

Name of Beneficial Owner (1)	Number of Shares of Common Stock (2)		Percent Outstanding	Number of Shares of Series A Preferred Stock (2)	Percent Outstanding
Gerald McIlhargey, President, Chief Executive Officer and Director	389,923	(3)	5.27%	0	0%

Kenneth L. Johnson, Secretary, Treasurer and Director	150,000	(4)	2.06%	0	0%

Bruce Schreiner, Director	150,000	(5)	2.06%	0	0%

Maureen O’Brien, Director	75,000	(4)	1.01%	0	0%

Donal Ford, Director	75,000	(4)	1.01%	0	0%

John Blackmon, President of Staf*Tek Services, Inc.	79,954	(4)	1.08%	0	0%

All Executive Officers and Directors as a Group (5 individuals)	1,019,877		13.77%	0	0%

Hong Kong Base, Ltd. (7)	950,000		12.83%	0	0
Desert Projects, Inc. (8)	716,667		9.68%	0	0
Phyllis L. Bell	680,368	(6)	9.18%	330,000	85.45%

(1)
The address for Messrs. McIlhargey, Johnson, Schreiner, Ford, and Ms. O’Brien is: c/o St. Joseph, Inc., 4870 S. Lewis, Suite 250, Tulsa, Oklahoma 74105. The address for Ms. Bell is Route 1 Box 650, Haskell, Oklahoma 74436. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
Based upon 7,406,802 shares of common stock and 386,208 shares of Series A Preferred Stock issued and outstanding on December 31, 2007. The Company no longer has any shares of Series B Preferred Stock issued and outstanding. Percentages are rounded to the nearest one hundredth of a percent. As required by Item 403 of Regulation S-B, calculated on the basis of the amount of outstanding securities plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. The percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)	Includes fully vested options to purchase 100,000 shares of our common stock at an exercise price of $1.05 per share.

(4)	Includes fully vested options to purchase 50,000 shares of our common stock at an exercise price of $1.05 per share.

(5)
Includes fully vested options to purchase 50,000 share of our common stock at an exercise price of $1.05 per share and options to purchase 100,000 shares of our common stock at an exercise price of $0.10 per share.

(6)
Includes 330,000 share of common stock that may be acquired through conversion of 330,000 shares of Series A Preferred Stock, 60,000 shares held by a trust controlled by Ms. Bell and 20,368 held in CEDE & Co.

(7)	Hong Kong Base Ltd is a corporation organized under the laws of Hong Kong and is beneficially owned by Yvonne Chun Siu Fun.

(8)	Desert Projects, Inc. is a corporation organized under the laws of the State of Nevada and is beneficially owned by James Ralph Houston.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than disclosed below, none of the directors or executive officers of the Company nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of the Company, nor any promoter of the Company, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of the Company’s 2007 fiscal year or in any presently proposed transaction which, in either case, has or will exceed one percent of the Company’s total assets at year-end for the last three completed fiscal year. The Company has not entered into transactions with any member of the immediate families of the foregoing persons, nor is any such transaction proposed.

Gerald McIlhargey

On December 28, 2006, Gerald McIlhargey, President and a Director of our Company, loaned us $25,000 for working capital in exchange for a promissory note maturing on December 31, 2007. As detailed below, the outstanding balance was converted into shares of Company common stock on December 31, 2007.

On September 5, 2007, Gerald McIlhargey, President and a Director of our Company, loaned us $30,000 of which $2,423 was repaid. The note included $2,400 fixed interest. As detailed below, the outstanding balance was converted into shares of Company common stock on December 31, 2007.

On December 31, 2007, and pursuant to a letter agreement as of the same date, we effected the conversion of two promissory notes held by our President and one of our directors, Gerald McIlhargey, into shares of our common stock at conversion price of $0.30 per share. The two promissory notes were a note dated December 28, 2006 for $25,000 in principal with accrued unpaid interest of $2,000, and a note dated September 5, 2007 for $27,576.94 in principal and $2,400 in interest. Mr. McIlhargey received an aggregate total of 189,923 shares of common stock in conversion of these notes.

Desert Projects Inc. and James Ralph Houston

On December 31, 2007 and pursuant to a letter agreement as of the same date, we effected the conversion of 120,000 shares of Series B Preferred Stock held by Desert Projects, Inc., valued at $200,000 and unpaid dividends of $15,000 into 716,667 shares of our common stock at a conversion price of $0.30 per share. The valuation of the Series B Stock was determined pursuant to the rights and preferences of the stock stated in our Articles of Incorporation. Desert Projects, Inc. is a Nevada corporation beneficially owned by James Ralph Houston. Desert Projects, Inc. had originally purchased the shares of Series B Preferred Stock in May 2007.

DIRECTOR INDEPENDENCE

Although we are not “listed” by any exchange with established criteria for determining director independence, we use the criteria established by The NASDAQ Stock Market governing audit committee membership for making such determination for disclosure purposes. Based on its review of the applicable rules of The NASDAQ Stock Market governing audit committee membership, the Board believes that all Bruce Schreiner, Donal Ford, and Maureen O’Brien are "independent" within the meaning of such rules.

As Bruce Schreiner, Donal Ford, and Maureen O’Brien are the only directors on our audit and compensation committees, such committees have no directors who are not independent.

Because we do not have a nominating committee, our entire Board acts in such capacity, including our two directors who are not independent, Gerald McIlhargey and Kenneth L. Johnson.

ITEM 13. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF DOCUMENT
2.1 (5)	Agreement of Share Exchange and Purchase and Sale dated January 2, 2004 between St. Joseph, Inc. and Phyllis L. Bell, and Paul D. Aelmore and Staf-Tek Services, Inc.

3.1 (1)	Articles of Incorporation of Pottery Connection, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on January 19, 2001.

3.3 (5)	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on November 6, 2003

3.4 (6)	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on September 29, 2006

3.5 (7)	Articles of Amendment to the Articles of Incorporation filed with the Colorado Secretary of State on May 18, 2007

3.6 (7)	Articles of Amendment to the Articles of Incorporation filed with the Colorado Secretary of State on May 23, 2007

3.5 (3)	Bylaws of St. Joseph, Inc. (formerly known as Pottery Connection, Inc.)

4.1 (1)	Specimen form of St. Joseph’s stock certificate for shares of its common stock.

4.2 (10)	2006 Stock Option Plan

10.1 (3)	Exclusive Agreement between St. Joseph Energy, Inc. and David Johnson

10.2 (2)	Form of User Agreement for St. Joseph, Inc.

10.3 (9)	Promissory Note dated June 16, 2005 for $96,000 issued by St. Joseph, Inc. to John H. Simmons.

10.4 (9)	Promissory Note dated December 28, 2006 for $25,000 issued by Staf*Tek Services, Inc. to Gerry McIlhargey.

10.5 (8)	Form of Letter Agreement for conversion of Series B Stock to common stock on December 31, 2007.

10.6 (8)	Form of Letter Agreement for conversion of promissory notes to common stock on December 31, 2007.

14.1 (9)	Code of Ethics.

21.1 (9)	Subsidiaries of St. Joseph, Inc.

31.1*	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(1)	Filed on July 23, 2002 as an exhibit to St. Joseph’s registration statement on Form 10SB and incorporated herein by reference.

(2)	Filed on April 15, 2003 as an exhibit to St. Joseph’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(3)	Filed on June 3, 2003 as an exhibit to St. Joseph’s amendment to registration statement on Form 10SB12G/A and incorporated herein by reference.

(4)	Filed on April 15, 2004 as an exhibit to St. Joseph’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference.

(5)	Filed on May 5, 2004 as an exhibit to St. Joseph’s report on Form 8-K dated April 30, 2004 and incorporated herein by reference.

(6)	Filed on November 20, 2006 as an exhibit to St. Joseph’s quarterly report on Form 10-QSB for the quarterly period ended September 30, 2006 and incorporated herein by reference.

(7)	Filed on May 23, 2007 as an exhibit to St. Joseph’s report on Form 8-K dated May 18, 2007 and incorporated herein by reference.

(8)	Filed on January 28, 2008 as an exhibit to St. Joseph’s report on Form 8-K dated December 31, 2007 and incorporated herein by reference.

(9)	Filed on April 20, 2007 as an exhibit to St. Joseph’s amendment 1 to annual report on Form 10-KSB for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(10)	Filed on August 3, 2006 as an exhibit to St. Joseph’s proxy statement on Schedule and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We appointed the accounting firm of Cordovano and Honeck, LLP, located at 88 Inverness Circle East, Building M-103, Englewood, Colorado 80112, to serve as our independent auditors for the fiscal years ended December 31, 2007 and 2006. During our fiscal years 2007 and 2006, accrued fees owed to Cordovano and Honeck, LLP are as follows:

Audit Fees

2007	2006
$22,420.00	$15,285.00

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

Tax Fees

2007	2006
$0.00	$0.00

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees
2007	2006
$0.00	$0.00

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2008

St. Joseph, Inc.

By:	/s/ Gerry McIlhargey
Gerry McIlhargey, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Gerry McIlhargey	March 28, 2008
Gerry McIlhargey, President,
Chief Executive Officer and
Director

/s/ Kenneth L. Johnson	March 28, 2008
Kenneth L. Johnson,
Secretary-Treasurer and Director

/s/ Bruce Schreiner	March 28, 2008
Bruce Schreiner, Director

/s/ Donal Ford	March 28, 2008
Donal Ford, Director

/s/ Maureen O’Brien	March 28, 2008
Maureen O’Brien, Director

ST. JOSEPH, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
St. Joseph, Inc.

We have audited the consolidated balance sheet of St. Joseph, Inc. as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over consolidated financial reporting. Our audit included consideration of internal control over consolidated financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose o f expressing an opinion on the effectiveness of the Company’s internal control over consolidated financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of St. Joseph, Inc. as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and has negative working capital and a net capital deficiency at December 31, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck LLP
Englewood, Colorado
March 24, 2008

ST. JOSEPH, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007
ASSETS

CURRENT ASSETS:
Cash	$204,135
Accounts receivable, net of allowance for doubtful accounts of $2,208	246,075

Total current assets	450,210

Property and equipment, net	2,473
Deposits	1,230

$453,913

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$272,637
Accrued liabilities	11,456
Accrued preferred dividend	39,104
Due to former officer	25,000
Notes payable:
Bank (Note 4)	195,000
Former Officer (Note 2)	48,120

Total current liabilities	591,317

STOCKHOLDERS' DEFICIT (Note 7):
Preferred stock, Series A, $.001 par value, $3.00 face value; 25,000,000 shares authorized, 386,208 shares issued and outstanding	386
Common stock, $.001 par value; 100,000,000 shares authorized, 7,406,802 issued and outstanding	7,407
Additional paid-in capital	1,950,201
Retained deficit	(2,095,398)

Total Stockholders' Deficit	(137,404)

$453,913

The accompaning notes are an integral part of the financial ststements.

ST. JOSEPH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2007	2006
REVENUES:
Contract	$2,485,279	$2,597,324

COST OF REVENUES	1,994,271	2,143,175

Gross Margin	491,008	454,149

COSTS AND EXPENSES:
General and Administrative Expenses	494,459	762,575
Goodwill Impairment	258,525	-
Depreciation and Amortization	3,100	19,034

Total Costs and Expenses	756,084	781,609

Operating Loss	(265,076)	(327,460)

OTHER INCOME AND (EXPENSE):
Interest Income	1	63
Loss on sale of securities	-	(7,707)
Other Income (expense)	(41,608)	-
Interest Expense	(28,880)	(29,663)

Net Other Expense	(70,487)	(37,307)

Loss before income taxes	(335,563)	(364,767)

Income tax provision	-	-

Net Loss	(335,563)	(364,767)

Preferred stock dividend requirements	(110,530)	(82,708)

Loss applicable to common stock	$(446,093)	$(447,475)

Basic and diluted loss per common share	$(0.07)	$(0.07)

Weighted average common shares outstanding	6,098,253	6,104,013

The accompaning notes are an integral part of the financial statements.

ST. JOSEPH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

								Additional		Other
	Preferred Stock-Series A		Preferred Stock-Series B			Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par value	Shares	Par value		Shares	Par value	Capital	Deficit	Income (Loss)	Total

Balance December 31, 2005	386,208	$386		$		5,830,712	$5,831	$1,278,003	$(1,201,830)	$(1,601)	$80,789

Sale of common stock at $2.per share (Note 7)	-	-	-		-	28,500	28	56,972			57,000
Granted common stock options (Note 7)	-	-	-		-	-	-	148,830			148,830
Exercised stock options (Note 7)	-	-	-		-	440,000	440	43,560			44,000
Sale of preferred stock - series B (Note 7)	-	-	50,000		50	-	-	59,950			60,000
Cancellation of common stock (Note 7)	-	-	-		-	(250,000)	(250)	(24,750)			(25,000)
Preferred stock dividends (Note 7)	-	-	-		-	-	-		(82,708)		(82,708)
Comprehensive income (loss):
Unrealized investment gains	-	-	-		-	-	-			1,601	1,601
Net loss	-	-	-		-	-	-		(364,767)		(364,767)

Balance December 31, 2006	386,208	386	50,000		50	6,049,212	6,049	1,562,565	(1,649,305)	-	(80,255)

Sale of preferred stock, including Beneficial
Conversion Feature totaling $41,667 (Note 4)	-	-	166,667		167	-	-	241,500	-		241,667
Preferred stock dividends (Note 4)	-	-	-		-	-	-	-	(110,530)		(110,530)
Sale of common stock @ $0.30 per share	-	-	-		-	214,000	214	63,986	-		64,200
Conversion of series B preferred stock to common stock at $0.30 per share (Note 7)	-	-	(216,667)		(217)	931,667	932	18,785	-		19,500
Conversion of notes payble to common stock (Note 2)	-	-	-		-	189,923	190	54,787	-		54,977
Conversion of notes payble to common stock (Note 2)	-	-	-		-	22,000	22	8,578	-		8,600
Net loss for the year ended December 31, 2007	-	-	-		-	-	-	-	(335,563)		(335,563)

Balance December 31, 2007	386,208	$386	-		$-	7,406,802	$7,407	$1,950,201	$(2,095,398)	$-	$(137,404)

The accompaning notes are an integral part of the financial statements.

ST. JOSEPH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year ended
	December 31,
	2007	2006
OPERATING ACTIVITIES

Net loss	$(335,563)	$(364,767)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	3,100	19,034
Stock issued for interest expense	5,000	-
Stock Option compensation	-	148,830
Gain on sale of marketable securities	-	7,707
Goodwill impairment	258,525	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(19,453)	78,565
Increase in allowance for doubtful accounts	2,208	-
Increase (decrease) in accounts payable	(2,501)	39,998
Decrease in accrued liabilities	35,645	(2,268)

Net cash used in operating activities	(53,039)	(72,901)

INVESTING ACTIVITIES
Sales of marketable securities	-	11,092
Equipment acquisitions	(2,473)	-

Net cash provided by (used in) investing activities	(2,473)	11,092

FINANCING ACTIVITIES
Payments on line of credit	(5,000)	-
Proceeds from notes payable to related parties	36,000	-
Payments on notes payable to related parties	(4,527)	(57,714)
Payments on preferred stock dividends	(90,926)	(82,708)
Proceeds from exercised stock options	-	44,000
Proceeds from sale of common stock	64,200	57,000
Proceeds from sale of preferred stock	241,667	60,000

Net cash provided by financing activities	241,414	20,578

Changes on other comprehensive income	-	1,601

INCREASE (DECREASE) IN CASH	185,902	(39,630)

CASH AT BEGINNING OF PERIOD	18,233	57,863

CASH AT END OF PERIOD	$204,135	$18,233

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$28,880	$29,663
Income taxes	$-	$-

The accompaning notes are an integral part of the financial statements.

ST. JOSEPH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

St. Joseph, Inc. (the "Company") was incorporated in Colorado on March 19, 1999 as Pottery Connection, Inc. On March 19, 2001, the Company changed its name to St. Joseph Energy, Inc. and on November 6, 2003, the Company changed its name to St. Joseph, Inc.

The Company, through its wholly-owned subsidiary, specializes in the recruitment and placement of professional data processing and technical personnel for clients on both a permanent and contract basis.

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2007 and 2006 included in this report include the activities of St. Joseph, Inc. and its wholly-owned subsidiary, Staf*Tek. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net capital deficiency at December 31, 2007. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company plans to generate the necessary cash flows with increased sales revenue and a reduction of general and administrative expenses over the next 12 months. However, should the Company's operations not provide sufficient cash flow; the Company has plans to raise additional working capital through debt and/or equity financings. Insiders have loaned working capital to the Company on an as-needed basis over the past two years; however, there are no formal committed financing arrangements to provide the Company with working capital. There is no assurance the Company will be successful in producing increased sales revenues, attaining profitability, or obtaining additional funding through debt and equity financings.

Cash Equivalents and Fair Value of Financial Instruments

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2007.

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

Goodwill and Impairment

The Company tested its goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the impairment test as of December 31, 2007 and determined that there was potential impairment of the goodwill. The Company performed the second step as of and determined that the goodwill balance of $258,525 was impaired. Accordingly, the Company wrote-off its goodwill totaling $258,525 in the accompanying consolidated financial statements for the year ended December 31, 2007. Following the impairment charge, there is no goodwill balance remaining at December 31, 2007.

Impairment and Disposal of Long-lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. Other than the goodwill impairment discussed above, no SFAS No. 144 impairments have been recognized for the years ended December 31, 2007 and 2006.

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

ST. JOSEPH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs

The Company expenses all advertising as incurred. The Company incurred advertising costs totaling $5,295 and $3,413 for the years ended December 31, 2007 and 2006, respectively.

Loss Per Common Share

The Company reports earnings (loss) per share using a dual presentation of basic and diluted earnings per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. Preferred stock and common stock options outstanding at December 31, 2007 were not included in the diluted loss per share as all 386,208 preferred shares and all 760,000 options were anti-dilutive. Therefore, basic and diluted losses per share at December 31, 2007 were equal.

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

Stock-Based Compensation:

On January 1, 2006, the Company adopted SFAS 123R, Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning in 2006. The Company’s financial statements as of and for the year ended December 31, 2007 reflect the impact of SFAS 123(R).

Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock compensation expense in 2007 includes compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). 2007 stock compensation also includes expense for the share-based awards granted prior to January 1, 2006, but vested subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock compensation expense recognized in the statement of operations is based on awards that are expected to vest.

The Company estimates the fair value of its share-based awards utilizing the Black-Scholes option-pricing model.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

ST. JOSEPH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. SFAS 156 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not impact the Company’s financial position or results of operation.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS 157 did not materially impact its financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not determined the affect of adopting this standard.

NOTE 2 – RELATED PARTY TRANSACTIONS

On September 5, 2007, an officer loaned the Company $30,000 for working capital in exchange for a promissory note, of which $2,423 was repaid. The note matured on December 31, 2007. The note included $2,400 fixed interest payment at maturity. The note was converted to 99,923 shares of common stock at a price of $0.30 per share on December 31, 2007, which was the fair value of the stock on the date of the transaction.

On December 5, 2006, an officer loaned the Company $25,000 for working capital in exchange for a promissory note. The note matured on June 30, 2007 and included a $2,000 fixed interest payment at maturity. The note was converted to 90,000 shares of common stock at a price of $0.30 per share on December 31, 2007.

On November 1, 2006, a shareholder advanced the Company $2,000 for working capital in exchange for a promissory note. The note was repaid during the first quarter of 2007.

On March 18, 2007, a shareholder loaned the Company $6,000 for working capital in exchange for a promissory note. The note matured on June 30, 2007 and included a $600 fixed interest payment at maturity. The note was converted to 22,000 shares of common stock at a price of $0.30 per share on December 31, 2007, which was the fair value of the stock on the date of the transaction.

On January 5, 2006, a shareholder advanced the Company $40,000 for working capital. The Company repaid the advance on January 31, 2006.

ST. JOSEPH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 16, 2005, we issued John Simmons, our President at the time, a promissory note in the amount of $96,000. This note replaced and superseded a promissory note that we issued to Mr. Simmons in December of 2003. The note carries a ten percent interest rate, payable quarterly and matured on June 16, 2006. Mr. Simmons resigned as our President, Chief Executive Officer on May 17, 2006 and as our Director on May 30, 2006. During the year ended December 31, 2007, we did not repay any balance under the note. As of December 31, 2007, we owed $48,120 in principal and $2,406 in accrued interest on the note. The note obligation is included in the accompanying consolidated balance sheet as Note payable, former officer. Under the terms of the note, we are currently in default of the note. Mr. Simmons has instituted legal proceedings to collect this note and if he prevails, we will have to pay Mr. Simmons his court costs, including reasonable attorneys’ fees. However, we believe that the amount owed to Mr. Simmons on the note is fully or partially offset by sums owed to us in connection with expense reimbursements that were paid to Mr. Simmons while he was the President of our Company and to which we believe he may not have the rights. We currently have a lawsuit against Mr. Simmons in the U.S. District Court, Northern District of Texas, Dallas Division, to recover damages against Mr. Simmons of not less than $75,000, plus attorneys’ fees, costs of litigation, interest and tremble damages.

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

As disclosed on Form 8-K filed by the Company on August 30, 2006, at the annual meeting of the Board of Directors on August 24, 2006, the Company’s directors reviewed the above options previously granted by the Board of Directors between October 28, 2003 and March 23, 2004. After careful and exhaustive deliberation, the directors concluded that the options granted to Mr. Simmons as consideration for providing the same directorial services as the other Optionees was not fair and reasonable to the shareholders. Specifically, the Board of Directors concluded that the amount of options granted to Mr. Simmons was unduly excessive, unreasonable, and unfair to the shareholders. Therefore, the Board of Directors resolved to void 1,900,000 of the options previously granted to Mr. Simmons.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007:

Furniture and fixtures	$35,447
Office equipment	88,295
Computer equipment	37,629
Leasehold improvements	19,585

Total property and equipment	180,956
Less accumulated depreciation	(178,483)

Property and equipment, net	$2,473

Depreciation expense totaled $3,100 and $19,034, respectively, for the years ended December 31, 2007 and 2006.

NOTE 4 – LINE OF CREDIT

The Company has a $200,000 line of credit of which $195,000 was unpaid and outstanding at December 31, 2007. The interest rate on the credit line 9.75 percent at December 31, 2007. Interest payments are due monthly. The note matures April 06, 2008.

ST. JOSEPH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONCENTRATION OF CREDIT RISK

The Company conducts a significant portion of its operations with one customer. During the year ended December 31, 2007, approximately 79 percent of the Company's service revenues were conducted with this one customer. During the year ended December 31, 2006, approximately 81 percent of the Company's service revenues were conducted with one customer.

NOTE 6 – INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

	Years Ended
	December 31,
	2007	2006
U.S. Federal statutory rate	34.00%	33.93%
State income tax, net of federal benefit	4.00%	3.96%
Permanent book-to-tax differences	-0.03%	-1.41%
Timing Differences	-0.03%
Net operating loss for which no tax benefit is currently available	-37.94%	-36.21%
	0.00%	0.00%

At December 31, 2007, the Company's current tax benefit consisted of a net tax asset of $232,334, due to operating loss carryforwards of approximately $929,336 which was fully allowed for, in the valuation allowance of $232,334. The valuation allowance results in deferred tax expense, which offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2007 and 2006 were $19,229 and $53,100, respectively. Net operating loss carry forwards will expire through 2026.

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

NOTE 7 – SHAREHOLDERS' EQUITY

Preferred Stock

During the year ended December 31, 2007, the Company did not issue any Series A Convertible Preferred Stock. The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock that remain outstanding at December 31, 2007. Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, which is paid quarterly on a calendar basis for a period of 5 years. The Company paid $39,104 in Series A Convertible Preferred Stock dividends and accrued $39,104 during the year ended December 31, 2007.

ST. JOSEPH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the two year period ended December 31, 2007, the Company sold an aggregate amount of 216,667 of Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock is convertible to one share of common stock and has a yield of 15% dividend per annum, which is paid monthly on a calendar basis for a period of 18 months. The Series B Convertible Preferred Stock was sold at $1.20 per share. On the transaction date, the fair value of the common stock was $1.45 per share, resulting in a beneficial conversion feature. The intrinsic value of the imbedded beneficial conversion feature related to the option for conversion into the Company’s common stock totaled $41,667. Because the Series B Convertible Preferred Stock could not be converted for a period of six months, the beneficial conversion charge was capitalized as prepaid compensation expense and amortized to stock-based compensation expense over the six month period. The Company paid $32,323 in preferred stock dividends and accrued $19,500 during the year ended December 31, 2007. All 216,667 shares of the Series B Convertible Preferred Stock and accrued dividends of $19,500 were converted on December 31, 2007, into 931,667 shares of common stock at the conversion price of $0.30 per share, which was fair value of the common stock on the transaction date.

Common Stock

During the year ended December 31, 2007, the Company sold 214,000 shares of its common stock at $0.30 per share pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended. The Company received gross proceeds of $64,200 from such sales.

During the year ended December 31, 2006, the Company sold 28,500 shares of its common stock at $2.00 per share pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended. The Company received gross proceeds of $57,000 from such sales.

Equity Awards Granted to Employees

On August 24, 2006, the Company granted options to ten employees and directors to purchase 410,000 shares of the Company’s common stock at an exercise price of $1.05 per share. The options vested on the date of grant. The quoted market price of the Company’s common stock was $1.05 per share on the grant date. The weighted average exercise price and weighted average fair value of these options on the date of grant were $1.05 per share and $.363 per share, respectively. Stock option compensation totaling $148,830 was been recognized during the year ended December 31, 2006 in the accompanying consolidated financial statements related to these options.

The fair value for the options granted during the year ended December 31, 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.78%
Dividend yield	0.00%
Volatility factor	29.02%
Weighted average expected life	5 years

The following schedule summarizes the changes in the Company’s equity awards for the years ended December 31, 2007 and 2006:

			Weighted	Weighted
	Awards		Average	Average
	Outstanding	Exercise	Exercise	Remaining	Aggregate
	and	Price	Price	Contractual	Intrinsic
	Exercisable	Per Share	Per Share	Life	Value
Outstanding at January 1, 2006	890,000	$0.10	$0.10
Granted	410,000	$1.05	$0.10
Exercised	540,000	$0.10	$0.10
Cancelled/Expired	-	$0.10	$0.10
Outstanding at December 31, 2006	760,000	$0.61	$0.10

Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Expired	-	$-	$-
Outstanding at December 31, 2007	760,000	$0.10 - $1.05	$0.61	2.1 years	$-

All equity awards were fully vested as of December 31, 2007. Aggregate Intrinsic Value is calculated by determining the amount by which the market price of the stock exceeds the exercise price of the options on December 31, 2007, and then multiplying that amount by the number of options.  The exercise price exceeds the market value of the stock on December 31, 2007, therefore the Aggregate Intrinsic Value is zero.

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

ST. JOSEPH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LEGAL PROCEEDINGS

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

As previous disclosed in a quarterly report on Form 10-QSB, filed with the SEC on November 20, 2006, on July 28, 2006, Zachary Karo, a former employee, filed a lawsuit against the Company and its subsidiary Staf*Tek Services, Inc. in the district court in Tulsa County, Oklahoma, Case No. CJ 2006 04713, in connection with stock options allegedly granted to Mr. Karo. Mr. Karo alleges that he was granted an option to purchase up to 25,000 shares of the Company’s common stock at $0.10 per share but that management refused to issue Mr. Karo such shares upon his exercise of the alleged option. A motion was made to and granted with prejudice to dismiss the case, Mr. Karo refilled to vacate the dismissal, and a hearing is set for April 1, 2008 to rule on the motion for dismissal. Mr. Karo is seeking damages, actual and exemplary, against the Company in an amount in excess of $10,000. Management denies that Mr. Karo was owed such stock options. The Company has engaged local counsel and intends to vigorously defend this action on the basis brought by the plaintiffs. The costs of defending against the complaint could be substantial; however management is unable to estimate an amount at this time.

On July 11, 2007, Vial, Hamilton, Koch & Knox, LLP brought a lawsuit against the Company in the state court in Dallas County, Texas under the case number CC-07-10120-C, to recover fees for legal services, interest and costs of litigation. The invoice we received from Vial, Hamilton, Koch & Knox, LLP dated July 27, 2007 states that the amount we owed was $9,618. The Company has not engaged legal counsel in connection with this lawsuit and has made no determination as to the merits of, or possible defenses to, the claim, and is unable to predict a meaningful estimate of the costs of defending against the claim at this time.

