Form 10QSB
period 2008-03-31
ST JOSEPH INC
filed 2008-05-15
CIK 1177135

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 19345

For the quarterly period ended March 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,406,802 shares as of May 9, 2008.

Transitional Small Business Disclosure Format (check one); Yes ☐ No ☒

ST. JOSEPH, INC.
Form 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2008
(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$185,797
Accounts receivable, net of allowance
for doubtful accounts of $2,208	272,657

Total current assets	458,454

Property and equipment, net	3,088
Deposits	1,230

$462,772

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$245,108
Accrued liabilities	49,489
Accrued preferred dividend	58,656
Due to former officer (Note 2)	25,000
Notes payable:
Bank (Note 3)	195,000
Former Officer (Note 2)	48,120

Total current liabilities	621,373

STOCKHOLDERS' DEFICIT (Note 4):
Preferred stock, Series A, $.001 par value, $3.00 face value; 25,000,000 shares authorized, 386,208 shares issued and outstanding	386
Common stock, $.001 par value; 100,000,000 shares authorized, 7,406,802 issued and outstanding	7,407
Additional paid-in capital	1,950,201
Retained deficit	(2,116,595)

Total Stockholders' Deficit	(158,601)

$462,772

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
REVENUES:
Contract	$640,457	$474,460

COST OF REVENUES	510,748	398,497

Gross Margin	129,709	75,963

COSTS AND EXPENSES:
General and Administrative Expenses	120,197	116,499
Depreciation and Amortization	1,013	1,519

Total Costs and Expenses	121,210	118,018

Operating Income (Loss)	8,499	(42,055)

OTHER INCOME AND (EXPENSE):
Other Income (expense)	(100)	(3,472)
Interest Expense	(10,044)	(6,362)

Total Other Expense	(10,144)	(9,834)

Loss before income taxes	(1,645)	(51,889)

Income tax provision	-	-

Net Loss	(1,645)	(51,889)

Preferred stock dividend requirements	(19,552)	(22,624)

Loss applicable to common stock	$(21,197)	$(74,513)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average common shares outstanding	7,406,802	6,049,212

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

					Additional
	Preferred Stock-Series A		Common Stock		Paid-in	Retained
	Shares	Par value	Shares	Par value	Capital	Deficit	Total

Balance December 31, 2007	386,208	$386	7,406,802	$7,407	$1,950,201	$(2,095,398)	$(137,404)

Preferred stock dividends (Note 4)						(19,552)	(19,552)

Net loss for the three months ended March 31, 2008						(1,645)	(1,645)

Balance March 31, 2008	386,208	$386	7,406,802	$7,407	$1,950,201	$(2,116,595)	$(158,601)

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Three Months Ended
	March 31,
OPERATING ACTIVITIES	2008	2007

Net loss	$(1,645)	$(51,889)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	1,013	1,519
Changes in operating assets and liabilities:
Increase in accounts receivable	(26,582)	(46,708)
Increase in prepaid expenses	-	(38,195)
Decrease in accounts payable	(27,529)	(39,813)
Increase in accrued liabilities	38,033	25,155

Net cash (used in) operating activities	(16,710)	(149,931)

INVESTING ACTIVITIES
Equipment acquisitions	(1,628)	-

Net cash (used in) investing activities	(1,628)	-

FINANCING ACTIVITIES
Payments on line of credit	-	(2,000)
Proceeds from notes payable to related parties	-	30,000
Payments on notes payable to related parties	-	(4,423)
Payments on preferred stock dividends	-	(22,624)
Proceeds from sale of preferred stock	-	241,667

Net cash provided by financing activities	-	242,620

INCREASE (DECREASE) IN CASH	(18,338)	92,689

CASH AT BEGINNING OF PERIOD	204,135	18,233

CASH AT END OF PERIOD	$185,797	$110,922

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$3,870	$6,362
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)  Basis of Presentation

The condensed financial statements presented herein have been prepared by St. Joseph, Inc. (the “Company”) in accordance with the instructions for Form 10-QSB and the accounting policies described in its Form 10-KSB for the year ended December 31, 2007, and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

(2)  Related Party Transactions

On June 16, 2005, we issued John Simmons, our President at the time, a promissory note in the amount of $96,000. This note replaced and superseded a promissory note that we issued to Mr. Simmons in December of 2003. The note carries a ten percent interest rate, payable quarterly and matured on June 16, 2006. Mr. Simmons resigned as our President, Chief Executive Officer on May 17, 2006 and as our Director on May 30, 2006. During the three months ended March 31, 2008, we did not repay any balance under the note. As of March 31, 2008, we have recorded an obligation $48,120 in principal and $2,406 in accrued interest on the note. The note obligation is included in the accompanying condensed consolidated balance sheet as Note payable, former officer. Under the terms of the note, we are currently in default of the note. Mr. Simmons has instituted legal proceedings to collect this note and if he prevails, we will have to pay Mr. Simmons his court costs, including reasonable attorneys’ fees. However, we believe that the amount owed to Mr. Simmons on the note is fully or partially offset by sums owed to us in connection with expense reimbursements that were paid to Mr. Simmons while he was the President of our Company and to which we believe he may not have the rights. We currently have a lawsuit against Mr. Simmons in the U.S. District Court, Northern District of Texas, Dallas Division, to recover damages against Mr. Simmons of not less than $75,000, plus attorneys’ fees, costs of litigation, interest and tremble damages.

Cancellation of Stock Options

Between October 28, 2003 and March 23, 2004, the Board of Directors approved the grant of stock options to seven individuals who were then directors of the Company (each, an “Optionee”) in consideration for services provided to the Company as directors. Each option was exercisable immediately at the exercise price of $0.10 per share and expires on the tenth day after an Optionee’s removal from the Board of Directors for reasons other than for a voluntary resignation. The Board of Directors approved the issuance of an aggregate of 2,600,000 options to the Company’s then directors, with each director receiving 100,000 options, with the sole exception of John Simmons, our former President and director, who received 2,000,000 options, or 2,000% more than the other directors.

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

In connection with the cancellation of the options previously granted to Mr. Simmons, the Board of Directors cancelled 250,000 shares of common stock that were previously issued to Mr. Simmons pursuant to the exercise of these now cancelled options. As of March 31, 2008, the Company had not refunded the $25,000 received from Mr. Simmons to exercise the stock options. The $25,000 liability is included in the accompanying consolidated financial statements as Due to former officer.

(3)   Line of Credit

The Company has a $200,000 line of credit. At March 31, 2008, the Company has an unpaid and outstanding balance of $195,000. Interest payments are due monthly. The Company paid $3,870 in interest payments during the quarter ended March 31, 2008. The line matures on June 7, 2008 and is collateralized by most all of the Company’s assets.

(4)   Shareholders’ Equity

Preferred Stock

During the three months ended March 31, 2008, the Company did not issue any Series A Convertible Preferred Stock. The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock that remain outstanding at March 31, 2008. Each share of Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, which is paid quarterly on a calendar basis for a period of 5 years. The Company accrued $19,552 in Series A Convertible Preferred Stock dividends during the three months ended March 31, 2008.

Common Stock Options

The following schedule summarizes the changes in the Company’s equity awards for the three months ended March 31, 2008:

			Weighted	Weighted
	Awards		Average	Average
	Outstanding	Exercise	Exercise	Remaining	Aggregate
	and	Price	Price	Contractual	Intrinsic
	Exercisable	Per Share	Per Share	Life	Value
Outstanding at January 1, 2008	760,000	$0.10 - $1.05	$0.61
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Expired	-	$-	$-
Outstanding at March 31, 2008	760,000	$0.10 - $1.05	$0.61	2.1 years	$-

(5) Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

(6) Concentration of Credit Risk

The Company conducts a significant portion of its operations with one customer. During the three months ended March 31, 2008, approximately 83 percent of the Company's service revenues were conducted with this one customer.

(7)  Legal Proceedings

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

On October 3, 2007, Mr. Simmons filed a lawsuit in United States District Court, Dallas County, Civil Action No. DC-07-11801 against the Company, its officers, and other individuals.  The complaint alleged, among other things, that the Mr. Simmons 1,900,000 options were converted and that the Company failed to repay a $96,000 promissory note and breached a duty to indemnify Mr. Simmons in relation to previously filed litigation. The complaint also makes a variety of accusations against Company’s officers and other individuals, including accusations that these individuals breached fiduciary duties with regard to Mr. Simmons, engaged in fraud and conspiracy to commit fraud, and converted shares and options owned by him. Mr. Simmons seeks unspecified damages, both actual and exemplary, against the Company and the other defendants.  During the quarter ended March 31, 2008, Gerald McIlhargey, Maureen O’Brien, Donal Ford and Bruce Schreiner, and David Core were all released from the suit as defendants. The Company believes that Mr. Simmons accusations are without factual basis and intends to vigorously defend against the lawsuit.   The costs of defending against the complaint could be substantial; however we are unable to predict an exact amount, or even a meaningful estimate, at this time.

As previously disclosed in a quarterly report on Form 10-QSB, filed with the SEC on November 20, 2006, on July 28, 2006, Zachary Karo, a former employee, filed a lawsuit against the Company and its subsidiary Staf*Tek Services, Inc. in the district court in Tulsa County, Oklahoma, Case No. CJ 2006 04713, in connection with stock options allegedly granted to Mr. Karo. Mr. Karo alleges that he was granted an option to purchase up to 25,000 shares of the Company’s common stock at $0.10 per share but that management refused to issue Mr. Karo such shares upon his attempt to exercise the alleged option. A motion was made by the Company and granted with prejudice to dismiss the case.  Mr. Karo re-filed to vacate the dismissal, which was subsequently vacated, and in a hearing on April 2, 2008 the motion for dismissal was approved. At this time there has not been a date set for a pretrial. Mr. Karo is seeking damages, actual and exemplary, against the Company in an amount in excess of $10,000. Management denies that Mr. Karo was owed such stock options. The Company has engaged local counsel and intends to vigorously defend this action on the basis brought by the plaintiffs. The costs of defending against the complaint could be substantial; however management is unable to estimate an amount at this time.

On July 11, 2007, Vial, Hamilton, Koch & Knox, LLP brought a lawsuit against the Company to recover fees for legal services rendered in the amount of less than $50,000 it alleged performed on behalf of the Company in the state court in Dallas County, Texas under the case number CC-07-10120-C. The Company was served with the complaint on July 19, 2007. Plaintiff is seeking damages against the Company of less than $50,000 for attorneys’ fees, interest and costs of litigation. The invoice we received from Vial, Hamilton, Koch & Knox, LLP dated July 27, 2007 states that the amount we owed as of that date was $9,618. The Company has engaged legal representation, but has not yet made any determination regarding the merits of, or possible defenses to, the claim, and is unable to predict a meaningful estimate of the costs of the case.

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

General

St. Joseph, Inc. (“us,” “we,” “our” or the “Company”) currently conducts all of our business through our wholly-owned subsidiary, Staf*Tek Services, Inc. We also hope to acquire other operating companies as subsidiaries and are pursuing suitable candidates for future acquisition that could potentially create value for our existing shareholders. Acquisition targets may be in sectors other than our current sector of providing employment agency services. Although it is not our goal, we would also consider a reverse merger opportunity, if it were seen to be a growth opportunity for our existing shareholders.

To date, we have not consummated any acquisition and cannot provide any assurance that we will be successful in this endeavor. Any acquisition may be structured as a share exchange and may result in significant dilution to our existing shareholders.

Staf*Tek Services, Inc.

Staf*Tek Services, Inc. (“Staf*Tek”) was organized as an Oklahoma corporation on January 2, 1997. On January 2, 2004, we closed our acquisition of Staf*Tek pursuant to an agreement by which we acquired 100% percent of the issued and outstanding shares of Staf*Tek's common stock in exchange for (i) 380,500 shares of our $.001 par value Series A convertible preferred stock; (ii) 219,500 shares of our $.001 par value common stock; and (ii) $200,000 in cash. Our Series A convertible preferred stock has a face value of $3.00 per share with a yield of 6.75% dividend per annum, which will be paid quarterly on a calendar basis for a period of five years. The Series Aconvertible preferred stock may be converted into our common stock at the rate of one share of convertible preferred stock for one share of common stock at any time by the shareholder. We may call the Series A convertible preferred stock for redemption no sooner than two years after the date of issuance, and only if our common stock is trading on a recognized United States stock exchange for a period of no less than thirty consecutive trading days at a market value of $5.00 or more per share. However, as of this date, our common stock has not traded at that amount.

During the three month period ended March 31, 2008, we paid $0 and accrued $19,552 in dividends on our series A convertible preferred stock. These accrued dividends are payable at such time as the Company has funds legally available for distribution as dividends.

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

As disclosed in the Report on Form 8-K filed by the Company on August 30, 2006, at the annual meeting of our Board of Directors on August 24, 2006, our Directors reviewed the options previously granted by our Board Directors to the Optionees in consideration for services provided to our Company as Directors. After careful and exhaustive deliberation, our Directors concluded that the options granted to Mr. Simmons as consideration for providing the same directorial services as the other Optionees was not fair and reasonable to our shareholders. Specifically, our Board of Directors concluded that the amount of options granted to Mr. Simmons, which was 2,000% more than the amount of options granted the other Optionees individually, and 333% more than the amount of options granted to the other Optionees in the aggregate was unduly excessive, unreasonable, and unfair to our shareholders. Therefore, our Board of Directors resolved to void 1,900,000 options previously granted to Mr. Simmons.

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

Results of Operations for the Three Months Ended March 31, 2008 and 2007

	For the Three Months Ended
	March 31, 2008	March 31, 2007	Change	Change
	$	$	$	%

Revenues
Revenues	$640,457	$474,460	165,997	34.99%
Cost of Revenues	510,748	398,497	112,251	28.17%

Gross Margin	129,709	75,963	53,746	70.75%

Operating Expenses
General and Administrative Expenses	120,197	116,499	3,698	3.17%
Depreciation and Amortization	1,013	1,519	(506)	(33.31)%
Total Costs and Expenses	$121,210	$118,018	3,192	2.70%

Operating Profit (Loss)	$8,499	$(42,055)	50,554	(120.21)%

Other Income and (Expense)
Interest Expense	(10,044)	(6,362)	(3,682)	57.87%
Other Income (Expense)	(100)	(3,472)	3,372	(97.12)%
Total Other Expense	$(10,144)	$(9,834)	(310)	3.15%

Loss before income tax	(1,645)	(51,889)	50,244	(96.83)%
Income tax provision	0	0	0

Net Income (Loss)	$(1,645)	$(51,889)	50,244	(96.83)%

Gross Profit

For the three-month period ended March 31, 2008, we had a gross margin of $129,709, compared to a gross margin of $75,963 for the three-month period ended March 31, 2007. This increase in our gross profitability of $53,746, or approximately 70.75% over the prior period, is due primarily to contractor placements with higher margins as explained below.

Revenues for the three-month period ended March 31, 2008 increased to $640,457 from $474,460 for the three-month period ended March 31, 2007. This increase in net revenues of $165,997, or approximately 34.99%, over the prior period, is due primarily to contractor placements with higher margins.

Cost of revenues for the three-month period ended March 31, 2008 increased to $510,748 from $398,497 for the three-month period ended March 31, 2007. This increase in cost of revenues of $112,251, or approximately 28.17%, over the prior period, is due primarily to placement of contactors with higher salaries.

Total Costs and Expenses

Total costs and expenses for the three-month period ended March 31, 2008 decreased to $121,210 from $118,018 for the three-month period ended March 31, 2007. This increase in our total operating expenses of $3,192 is approximately 2.70% over that of the prior period.

General and administrative expenses for the three-month period ended March 31, 2008 increased to $120,197 from $116,499 for the three-month period ended March 31, 2007. This increase in general and administrative expenses of $3,698 is approximately 3.17% over that of the prior period.

Other Income/Expenses

Interest expense for the three-month period ended March 31, 2008 increased to $10,044 from $6,362 for the three-month period ended March 31, 2007. This increase in interest expense of $3,682, or approximately 57.87% over the prior period, is due primarily to interest due on legal fees and our line of credit.

For the three-month period ended March 31, 2008, we had other expenses of $100 compared to other expenses of $3,472 for the three-month period ended March 31, 2007. This decrease of other expenses of $3,372, or approximately 97.12% over the prior period, is due primarily to reduction in the amortization of beneficial conversion.

For the three-month period ended March 31, 2008, we had total other expenses in the amount of $10,144 compared to $9,834 in total other expenses for the three-month period ended March 31, 2007. This increase of $310 is approximately 3.15% over the prior period.

Profits

For the three-month period ended March 31, 2008, we incurred an operating profit of $8,499 compared to an operating loss for the three-month period ended March 31, 2007 of $42,055. This increase in operating profits is due primarily to an increased number and higher margins with our revenue generating contractor placements.

Net loss for the three-month period ended March 31, 2008 decreased to $1,645 from $51,889 for the three-month period ended March 31, 2007. This decrease in losses of $50,224 or 96.83% over the prior period is due primarily to increased number and higher margins with our revenue generating contractor placements as discussed above.

Liquidity and Capital Resources

As of March 31, 2008, we had a cash reserve of $185,797. During the three-months ended March 31, 2008, we used cash in the amount of $16,710 in our operating activities. During this period no new funds were raised.

During the three months ended March 31, 2008 and 2006, the Company’s cash activities were as follows:

	2008	2007
Cash used for operating activities	($16,710)	($149,931)
Cash used in investing activities	($1,628)	-
Cash provided by financing activities	-	$242,620

Internal Sources of Liquidity

For the three months ended March 31, 2008, the funds generated from our operations were insufficient to fund our daily operations. For the three months ended March 31, 2008, we had a gross margin of $129,709, and we were thus able to meet our operating expenses of $121,210 for the same period. However, after accounting for our total other expenses (mostly interest expenses) of $10,044 for this period, we suffered a net loss of $1,645 for the period. We can provide no assurance that funds from our operations will continue to meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our expenses, we will need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

Because the funds generated from our operations have been not been sufficient to fully fund our operations, we have been on dependent on debt and equity financing to make up the shortfall. We actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. There can be no assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing stockholders. As a result, our independent registered public accounting firm has issued a “going concern” modification to its report on our audited financial statements for the year ended December 31, 2007.

We have been utilizing a $200,000 line of credit in order to meet our operating expenses. This line of credit is secured by most of our assets and expires on June 7, 2008. Interest is due on the line of credit at the rate of 10.25% per annum and interest payments are due monthly. As of March 31, 2008, the line of credit had an outstanding balance of $195,000.

As of March 31, 2008, we had debt owing to a former officer aggregating $48,120 as further discussed in Item 2 of Part II of this report.

Off Balance Sheet Arrangements

We do not have nor do we maintain any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Risk Factors

Reference is made to “Risk Factors” included in our Annual Report on Form 10-KSB for the year ended December 31, 2007 for information concerning risk factors. There have been no material changes in the risk factors since the filing of this Annual Report with the SEC on March 31, 2008.

ITEM 3.   CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Gerald McIlhargey, and our Treasurer, Mr. Kenneth L. Johnson (collectively, the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, March 31, 2008, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Internal Control over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2008. Based upon this evaluation, our Certifying Officers have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3A(T).   CONTROLS AND PROCEDURES

Not Applicable.

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

On October 3, 2007, Mr. Simmons filed a lawsuit in United States District Court, Dallas County, Civil Action No. DC-07-11801 against the Company, its officers, and other individuals.  The complaint alleged, among other things, that the Mr. Simmons 1,900,000 options were converted and that the Company failed to repay a $96,000 promissory note and breached a duty to indemnify Mr. Simmons in relation to previously filed litigation. The complaint also makes a variety of accusations against Company’s officers and other individuals, including accusations that these individuals breached fiduciary duties with regard to Mr. Simmons, engaged in fraud and conspiracy to commit fraud, and converted shares and options owned by him. Mr. Simmons seeks unspecified damages, both actual and exemplary, against the Company and the other defendants.  During the quarter ended March 31, 2008, Gerald McIlhargey, Maureen O’Brien, Donal Ford and Bruce Schreiner all Directors and David Core former insider shareholder were all dismissed as defendants from the suit. The Company believes that Mr. Simmons accusations are without factual basis and intends to vigorously defend against the lawsuit.   The costs of defending against the complaint could be substantial; however we are unable to predict an exact amount, or even a meaningful estimate, at this time.

As previously disclosed in a quarterly report on Form 10-QSB, filed with the SEC on November 20, 2006, on July 28, 2006, Zachary Karo, a former employee, filed a lawsuit against the Company and its subsidiary Staf*Tek Services, Inc. in the district court in Tulsa County, Oklahoma, Case No. CJ 2006 04713, in connection with stock options allegedly granted to Mr. Karo. Mr. Karo alleges that he was granted an option to purchase up to 25,000 shares of the Company’s common stock at $0.10 per share but that management refused to issue Mr. Karo such shares upon his attempt to exercise the alleged option. A motion was made by the Company and granted with prejudice to dismiss the case.  Mr. Karo re-filed to vacate the dismissal, which was subsequently vacated and a hearing is set for April 1, 2008 to rule on the motion for dismissal. Mr. Karo is seeking damages, actual and exemplary, against the Company in an amount in excess of $10,000. Management denies that Mr. Karo was owed such stock options. The Company has engaged local counsel and intends to vigorously defend this action on the basis brought by the plaintiffs. The costs of defending against the complaint could be substantial; however management is unable to estimate an amount at this time.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Other than discussed below, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any of our indebtedness exceeding 5% of our total assets.

On June 16, 2005, we issued John Simmons, our President at the time, a promissory note in the amount of $96,000. This note replaced and superseded a promissory note that we issued to Mr. Simmons in December of 2003. The note carries a ten percent interest rate, payable quarterly and matured on June 16, 2006. Mr. Simmons resigned as our President, Chief Executive Officer on May 17, 2006 and as our Director on May 30, 2006. During the year ended December 31, 2006, we did not repay any balance under the note. As of March 31, 2008, we owed $48,120 in principal and $2,406 in accrued interest on the note.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three-month period ended March 31, 2008.

ITEM 5.   OTHER INFORMATION

None

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

ST. JOSEPH, INC.

Date: May 15, 2008

/s/ GERALD MCILHARGEY
Gerald McIlhargey, Chief Executive Officer