Form 10-Q
period 2008-06-30
ST JOSEPH INC
filed 2008-08-14
CIK 1177135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission file number: 0-49936

ST. JOSEPH, INC.
(Exact name of registrant as specified in its charter)

Colorado	CH 47-0844532
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4870 S. Lewis, Suite 250 Tulsa, OK	74105
Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (918) 742-1888

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,406,802 shares as of July 31, 2008.

ST. JOSEPH, INC.
Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ST. JOSEPH, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$181,393	$204,135
Accounts receivable, net of allowance for doubtful accounts of $2,208 (unaudited) and $2,208	289,294	246,075

Total current assets	470,687	450,210

Property and equipment, net	3,553	2,473
Deposits	1,230	1,230

	$475,470	$453,913

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$269,793	$272,637
Accrued liabilities	22,510	11,456
Accrued preferred dividend	78,208	39,104
Due to former officer	25,000	25,000
Notes payable:
Bank (Note 4)	190,000	195,000
Former Officer (Note 2)	48,120	48,120

Total current liabilities	633,631	591,317

STOCKHOLDERS' DEFICIT (Note 7):
Preferred stock, Series A, $.001 par value, $3.00 face value; 25,000,000 shares authorized, 386,208 (unaudited) and 386,208 shares issued and outstanding	386	386
Common stock, $.001 par value; 100,000,000 shares authorized, 7,406,802 (unaudited) and 7,406,802 shares issued and outstanding	7,407	7,407
Additional paid-in capital	1,950,201	1,950,201
Retained deficit	(2,116,155)	(2,095,398)

Total Stockholders' Deficit	(158,161)	(137,404)

	$475,470	$453,913

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES:
Contract	$643,824	$635,152	$1,284,281	$1,109,612

COST OF REVENUES	475,487	508,891	986,235	907,388

Gross Margin	168,337	126,261	298,046	202,224

COSTS AND EXPENSES:
General and Administrative Expenses	142,420	139,129	262,617	255,628
Depreciation and Amortization	(465)	1,013	548	2,532

Total Costs and Expenses	141,955	140,142	263,165	258,160

Operating Income (Loss)	26,382	(13,881)	34,881	(55,936)

OTHER INCOME AND (EXPENSE):
Interest Income		1		1
Other Income (expense)	-	(20,834)	(100)	(24,306)
Interest Expense	(6,390)	(5,287)	(16,434)	(11,649)

Net Other Expense	(6,390)	(26,120)	(16,534)	(35,954)

Income (loss) before provision for income taxes	19,992	(40,001)	18,347	(91,890)

PROVISION FOR INCOME TAXES:
Provision for Federal income tax	2,999		2,752
Provision for State income tax	1,200		1,101

Total provision for income taxes	4,199	-	3,853	-

Income (loss) before benefit from tax loss carryforward 15,793		(40,001)	14,494	(91,890)

Benefit from tax loss carryforward	4,199	-	3,853

Net income (loss)	19,992	(40,001)	18,347	(91,890)

Preferred stock dividend requirements	(19,552)	(29,302)	(39,104)	(51,926)

Loss applicable to common stock	$440	$(69,303)	$(20,757)	$(143,816)

Basic and diluted loss per common share	$0.00	$(0.01)	$(0.00)	$(0.02)

Weighted average common shares outstanding	7,406,802	6,049,212	7,406,802	6,049,212

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

					Additional
	Preferred Stock-Series A		Common Stock		Paid-in	Retained
	Shares	Par value	Shares	Par value	Capital	Deficit	Total

Balance December 31, 2007	386,208	$386	7,406,802	$7,407	$1,950,201	$(2,095,398)	$(137,404)

Preferred stock dividends (Note 4)						(39,104)	(39,104)

Net income for the three months ended March 31, 2008						18,347	18,347

Balance June 30, 2008	386,208	$386	7,406,802	$7,407	$1,950,201	$(2,116,155)	$(158,161)

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007
OPERATING ACTIVITIES

Net income (loss)	$18,347	$(91,890)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	548	2,532
Changes in operating assets and liabilities:
Increase in accounts receivable	(43,219)	(103,648)
Increase in prepaid expenses	-	(17,361)
Increase (decrease) in accounts payable	(2,844)	2,439
Increase in accrued liabilities	11,054	2,903

Net cash provided by (used in) operating activities	(16,114)	(205,025)

INVESTING ACTIVITIES
Equipment acquisitions	(1,628)	-

Net cash used in investing activities	(1,628)	-

FINANCING ACTIVITIES
Payments on line of credit	(5,000)	(3,770)
Proceeds from notes payable to related parties	-	30,000
Payments on notes payable to related parties	-	(4,423)
Payments on preferred stock dividends	-	(51,926)
Proceeds from sale of preferred stock		241,667

Net cash provided by (used in) financing activities	(5,000)	211,548

INCREASE (DECREASE) IN CASH	(22,742)	6,523

CASH AT BEGINNING OF PERIOD	204,135	18,233

CASH AT END OF PERIOD	$181,393	$24,756

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$16,434	$11,649
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) Basis of Presentation

The condensed financial statements presented herein have been prepared by St. Joseph, Inc. (the “Company”) in accordance with the instructions for Form 10-Q and the accounting policies described in its Form 10-KSB for the year ended December 31, 2007, and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments), which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

(2)	Related Party Transactions

On June 16, 2005, we issued John Simmons; our President at the time, a promissory note in the amount of $96,000. This note replaced and superseded a promissory note that we issued to Mr. Simmons in December of 2003. The note carries a ten percent interest rate, payable quarterly and matured on June 16, 2006. Mr. Simmons resigned as our President, Chief Executive Officer on May 17, 2006 and as our Director on May 30, 2006. During the six months ended June 30, 2008, we did not repay any balance under the note. As of June 30, 2008, we have recorded an obligation $48,120 in principal and $2,406 in accrued interest on the note. The note obligation is included in the accompanying condensed consolidated balance sheet as Note payable, former officer. Under the terms of the note, we are currently in default of the note. Mr. Simmons has instituted legal proceedings to collect this note and if he prevails, we will have to pay Mr. Simmons his court costs, including reasonable attorneys’ fees. However, we believe that the amount owed to Mr. Simmons on the note is fully or partially offset by sums owed to us in connection with expense reimbursements that were paid to Mr. Simmons while he was the President of our Company and to which we believe he may not have the rights. We currently have a lawsuit against Mr. Simmons in the U.S. District Court, Northern District of Texas, Dallas Division, to recover damages against Mr. Simmons of not less than $75,000, plus attorneys’ fees, costs of litigation, interest and tremble damages.

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

In connection with the cancellation of the options previously granted to Mr. Simmons, the Board of Directors cancelled 250,000 shares of common stock that were previously issued to Mr. Simmons pursuant to the exercise of these now cancelled options. As of June 30, 2008, the Company had not refunded the $25,000 received from Mr. Simmons to exercise the stock options. The $25,000 liability is included in the accompanying consolidated financial statements as Due to former officer.

(3) Line of Credit

The Company has a $200,000 line of credit. At June 30, 2008, the Company has an unpaid and outstanding balance of $190,000. Interest payments are due monthly. The Company paid $7,466 in interest payments during the six months ended June 30, 2008. The line matures on November 7, 2008 and is collateralized by most all of the Company’s assets.

(4) Shareholders’ Equity

Preferred Stock

During the six months ended June 30, 2008, the Company did not issue any Series A Convertible Preferred Stock. The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock that remain outstanding at June 30, 2008. Each share of Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, which is paid quarterly on a calendar basis for a period of 5 years. The Company accrued $39,104 in Series A Convertible Preferred Stock dividends during the six months ended June 30, 2008.

Common Stock Options

The following schedule summarizes the changes in the Company’s equity awards for the six months ended June 30, 2008:

			Weighted	Weighted
	Awards		Average	Average
	Outstanding	Exercise	Exercise	Remaining	Aggregate
	and	Price	Price	Contractual	Intrinsic
	Exercisable	Per Share	Per Share	Life	Value

Outstanding at January 1, 2008	760,000	$0.10 - $1.05	$0.61
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Expired	-	$-	$-
Outstanding at June 30, 2008	760,000	$0.10 - $1.05	$0.61	2.1 years	$-
(5) Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

(6) Concentration of Credit Risk

The Company conducts a significant portion of its operations with one customer. During the six months ended June 30, 2008, approximately 72 percent of the Company's service revenues were conducted with this one customer.

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

On October 11, 2007, we re-filed this lawsuit United States District Court, Northern District of Texas, Dallas Division, Civil Action No. 307CV1718-R for the same causes of action and asking for the same relief. Although we believe that our claims against Mr. Simmons are meritorious, there can be no assurance that we will prevail in this litigation. At this time, we cannot estimate any possible loss from this litigation in the event that we do not prevail.

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

On July 11, 2007, Vial, Hamilton, Koch & Knox, LLP brought a lawsuit against the Company to recover fees for legal services rendered in the amount of less than $50,000 it alleged performed on behalf of the Company in the state court in Dallas County, Texas under the case number CC-07-10120-C. The Company was served with the complaint on July 19, 2007. Plaintiff is seeking damages against the Company of less than $50,000 for attorneys’ fees, interest and costs of litigation. The invoice we received from Vial, Hamilton, Koch & Knox, LLP dated July 27, 2007 states that the amount we owed as of that date was $9,618. The Company settled with Vial, Hamilton, Koch & Knox, LLP for $8,600 and the case has been dismissed.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presentation of Management’s Discussion and Analysis has been prepared by internal management and should be read in conjunction with the financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be given serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the “safe harbor” protections available to some publicly reporting companies under applicable federal securities law do not apply to us as an issuer of penny stocks. Our actual results could differ materially from those discussed here.

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

During the six month period ended June 30, 2008, we paid $0 and accrued $39,104 in dividends on our series A convertible preferred stock. These accrued dividends are payable at such time as the Company has funds legally available for distribution as dividends.

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

Changes in Financial Condition

Balance Sheet Data as
	June 30,	December 31, 2007	Change	Change
	$	$	$	%
Current Assets
Cas	$181,393	$204,135	(22,742)	(11.14)%
Accounts receivable, net of allowance for doubtful accounts of $2,208	$289,294	$246,075	43,219	17.56%

Total current	$470,687	$450,210	20,477	4.35%

Current
Accounts payable	269,793	272,637	(2,844)	(1.04)%
Accrued liabilities	22,510	11,456	11,054	96.49%
Accrued preferred dividend	$78,208	$39,104	39,104	100.00%
Due to former officer	25,000	25,000
Notes	$238,120	$243,120	(5,000)	(2.06)%

Total current	$633,631	$591,317	42,314	7.16%

Current Assets

On June 30, 2008 we had cash of $181,393 as compared to $204,135 as of the December 31, 2007, a decrease of approximately 11.14% . Accounts receivable as of June 30, 2008 was $289,294 compared to $246,075 as of December 31, 2008, an increase of approximately 17.56%. Our total current assets as of June 30, 2008 was $470,687 as compared to $450,210 as of December 31, 2007, an increase of approximately 4.35%.

Total current liabilities on June 30, 2008 were $633,631 as compared to $591,317, an increase of approximately 7.16%. This increase in current liabilities was largely due to an increase in accrued liabilities and accrued preferred dividends. Accrued liabilities increased to $22,510 on June 30, 2008, as compared to $11,456 on December 31, 2007, an increase of 96.49%. Accrued preferred dividends increased to $78,208 on June 30, 2008, as compared to $39,104 on December 31, 2007, an increase of 100%. The increase in accrued preferred dividends is due to a decision by our Board to accrue the dividends on our Series A Convertible Preferred Stock because the Company did not have sufficient funds available to make a distribution under Colorado law. The Company has 386,208 shares of Convertible Preferred Stock outstanding which have a yield of 6.75% dividend per annum for period of five years. During the six months ended June 30, 2008, we accrued $39,104 in Series A Convertible Preferred Stock dividends.

Results of Operations for the Six months ended June 30, 2008 and 2007

For the Six Months Ended
	June 30, 2008	June 30, 2007	Change	Change
	$	$	$	%
Revenues
Revenues	$1,284,281	$1,109,612	174,669	15.74%
Cost of Revenues	986,235	907,388	78,847	8.69%

Gross Margin	298,046	202,224	95,822	47.38%

Operating Expenses
General and Administrative
Expenses	262,617	255,628	6,989	2.73%
Depreciation and Amortization	548	2,532	(1,984)	(78.36)%
Total Costs and Expenses	$263,165	$258,160	5,005	1.94%

Operating Income (Loss)	$34,881	$(55,936)	90,817	(162.36)%
Other Income and (Expense)
Interest Income	0	1	(1)	100%
Other Income (expense)	(100)	(24,306)	24,206	(99.59)%
Interest Expense	(16,434)	(11,649)	(4,785)	41.08%
Net Other Expense	$(16,534)	$(35,954)	19,420	(54.01)%

Loss before income tax	18,347	(91,890)	110,237	(119.97)%
Income tax provision	3,853	0	3,853	100%
Income (loss) before benefit from fax loss carryforward	14,494	(91,890)	106,384	(115.77)%
Benefit from tax loss carryforward	3,583	0	106,384	100%

Net Income (Loss)	$18,347	$(91,890)	110,237	(119.97)%

Gross Profit

For the six-month period ended June 30, 2008, we had a gross margin of $298,046, compared to a gross margin of $202,224 for the six-month period ended June 30, 2007. This increase in our gross profitability of $95,822, or approximately 47.38% over the prior period, is due primarily to contractor placements with higher margins as explained below.

Revenues for the six-month period ended June 30, 2008 increased to $1,284,281 from $1,109,612 for the six-month period ended June 30, 2007. This increase in net revenues of $174,669, or approximately 15.74%, over the prior period, is due primarily to contractor placements with higher margins.

Cost of revenues for the six-month period ended June 30, 2008 increased to $986,235 from $907,338 for the six-month period ended June 30, 2007. This increase in cost of revenues of $78,847, or approximately 8.69%, over the prior period, is due primarily to placement of contactors with higher salaries.

Total Costs and Expenses

Total costs and expenses for the six-month period ended June 30, 2008 increased to $263,165 from $258,160 for the six-month period ended June 30, 2007. This increase in our total operating expenses of $5,005 is approximately 1.94% over that of the prior period.

General and administrative expenses for the six-month period ended June 30, 2008 increased to $262,617 from $255,628 for the six-month period ended June 30, 2007. This increase in general and administrative expenses of $6,989 is approximately 2.73% over that of the prior period.

Other Income/Expenses

Interest expense for the six-month period ended June 30, 2008 increased to $16,434 from $11,649 for the six-month period ended June 30, 2007. This increase in interest expense of $4,785 or approximately 41.08% over the prior period is due primarily to interest due on legal fees and our line of credit.

For the six-month period ended June 30, 2008, we had other expenses of $100 compared to other expenses of $24,306 for the six-month period ended June 30, 2007. This decrease of other expenses of $24,206, or approximately 99.59% over the prior period, is due primarily to reduction in the amortization of beneficial conversion.

For the six-month period ended June 30,2008, we had net other expenses in the amount of $16,534 compared to $35,954 in total other expenses for the six-month period ended June 30, 2007. This increase of $19,420 is approximately 54.01% less than that of the prior period.

Profits

For the six-month period ended June 30, 2008, we incurred operating income of $34,881 compared to an operating loss for the six-month period ended June 30, 2007 of $55,936. This increase in operating profits is due primarily to an increased number and higher margins with our revenue generating contractor placements.

Net income for the six-month period ended June 30, 2008 was $18,347 compared to a net loss of $91,890 for the six-month period ended June 30, 2007. This increase in net profits is due primarily to increased number and higher margins with our revenue generating contractor placements as discussed above.

Results of Operations for the Three months ended June 30, 2008 and 2007

For the Three Months Ended
	June 30, 2008	June 30, 2007	Change	Change
	$	$	$	%
Revenues
Revenues	$643,824	$635,152	8,672	1.37%
Cost of Revenues	475,487	508,891	(33,404)	(6.56)%

Gross Margin	168,337	126,261	42,076	33.32%

Operating Expenses
General and Administrative
Expenses	142,420	139,129	3,291	2.37%
Depreciation and Amortization	(465)	1,013	(1,478)	(145.90)%
Total Costs and Expenses	$141,955	$140,142	1,813	1.29%

Operating Income (Loss)	$26,382	$(13,881)	40,263	(290.06)%

Other Income and (Expense)
Interest Income	0	1	(1)	(100.00)%
Other Income (expense)	0	(20,834)	20,834	(100.00)%
Interest Expense	(6,390)	(5,287)	(1,103)	20.86%
Net Other Expense	$(6,390)	$(26,120)	19,730	(75.54)%

Loss before income tax	19,992	(40,001)	59,993	(149.98)%
Income tax provision	4,199	0	4,199	100%
Income (loss) before benefit from fax loss carryforward	15,793	0	15,793	100%

Benefit from tax loss carryforward	4,199	0	15,793	100%

Net Income (Loss)	$19,992	$(40,001)	59,993	(149.98)%

Gross Profit

For the three-month period ended June 30, 2008, we had a gross margin of $168,337, compared to a gross margin of $126,261 for the three-month period ended June 30, 2007. This increase in our gross profitability of $42,076, or approximately 33.32% over the prior period, is due primarily to contractor placements with higher margins as explained below.

Revenues for the three-month period ended June 30, 2008 increased to $643,824 from $635,152 for the three-month period ended June 30, 2007. This increase in net revenues of $8,672, or approximately 1.37%, over the prior period, is due primarily to contractor placements with higher margins.

Cost of revenues for the three-month period ended June 30, 2008 decreased to $475,487 from $508,891 for the three-month period ended June 30, 2007. This decrease in cost of revenues of $33,404, or approximately 6.56%, from that of the prior period, is due primarily to placement of contractors with higher salaries.

Total Costs and Expenses

Total costs and expenses for the three-month period ended June 30, 2008 increased to $141,955 from $140,142 for the three-month period ended June 30, 2007. This increase in our total operating expenses of $1,183 is approximately 1.29% over that of the prior period.

General and administrative expenses for the three-month period ended June 30, 2008 increased to $142,420 from $139,129 for the three-month period ended June 30, 2007. This increase in general and administrative expenses of $3,291 is approximately 2.37% over that of the prior period.

Other Income/Expenses

For the three-month period ended June 30, 2008, we had no other expenses compared to other expenses of $20,834 for the three-month period ended June 30, 2007. This decrease of other expenses of $20,843 is due primarily to reduction in the amortization of beneficial conversion.

For the three-month period ended June 30, 2008, we had net other expenses in the amount of $6,390 compared to $26,120 in total other expenses for the three-month period ended June 30, 2007. This decrease of $19,730 is approximately 75.54% less than that of the prior period.

Profits

For the three-month period ended June 30, 2008, we incurred operating income of $26,382 compared to an operating loss for the three-month period ended June 30, 2007 of $13,881. This increase in operating income is due primarily to an increased number and higher margins with our revenue generating contractor placements.

Net income for the three-month period ended June 30, 2008 was $19,992 compared to a net loss of $40,001 for the three-month period ended June 30, 2007. This increase in net profits is due primarily to increased number and higher margins with our revenue generating contractor placements as discussed above.

Liquidity and Capital Resources

As of June 30, 2008, we had a cash reserve of $181,393. During the six-months ended June 30, 2008, we used cash in the amount of $16,114 in our operating activities. During this period no new funds were raised.

During the six months ended June 30, 2008 and 2007, the Company’s cash activities were as follows:

	2008	2007
Cash provided by (used in) operating activities	($16,114)	($205,025)
Cash used in investing activities	($1,628)	-
Cash provided by (used in) financing activities	($5,000)	$211,548

Internal Sources of Liquidity

For the six months ended June 30, 2008, the funds generated from our operations were sufficient to fund our daily operations. For the six months ended June 30, 2008, we had a gross margin of $298,046, and we were thus able to meet our operating expenses of $263,165 for the same period. After accounting for our total other expenses (mostly interest expenses) of $16,534 for this period, we had net income of $18,347 for the period. We can provide no assurance that funds from our operations will continue to meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our expenses, we will need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

Because the funds generated from our operations have historically not been sufficient to fully fund our operations, we have, until recently, been on dependent on debt and equity financing to make up the shortfall. Although during the six months ended June 30, 2008, our funds generated from operations have funded our operations, we can provide no assurance that this will continue in the future. We actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. There can be no assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing stockholders. As a result, our independent registered public accounting firm has issued a “going concern” modification to its report on our audited financial statements for the year ended December 31, 2007.

In funding our operating expenses, we have been utilizing a $200,000 line of credit. This line of credit is secured by most of our assets and expires on November 7, 2008. Interest is due on the line of credit at the rate of 7% per annum and interest payments are due monthly. As of June 30, 2008, the line of credit had an outstanding balance of $190,000.

As of June 30, 2008, we had debt owing to a former officer aggregating $48,120 as further discussed in Item 2 of Part II of this report.

Off Balance Sheet Arrangements

We do not have nor do we maintain any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Gerald McIlhargey, and our Treasurer, Mr. Kenneth L. Johnson (collectively, the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, June 30, 2008, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

ITEM 4T.  CONTROLS AND PROCEDURES

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

On July 11, 2007, Vial, Hamilton, Koch & Knox, LLP brought a lawsuit against the Company to recover fees for legal services rendered in the amount of less than $50,000 it alleged performed on behalf of the Company in the state court in Dallas County, Texas under the case number CC-07-10120-C. The Company was served with the complaint on July 19, 2007. Plaintiff is seeking damages against the Company of less than $50,000 for attorneys’ fees, interest and costs of litigation. The invoice we received from Vial, Hamilton, Koch & Knox, LLP dated July 27, 2007 states that the amount we owed as of that date was $9,618. The Company settled with Vial, Hamilton, Koch & Knox, LLP for $8,600 and the case has been dismissed.

Reference is made to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 regarding material developments in legal proceedings our first quarter of the 2008 fiscal year.

ITEM 1A. RISK FACTORS

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

72% of our revenues come from one client.

During the six months ended June 30, 2008, approximately 72% of our revenues were derived from our largest client. The loss of this client or the decline in business from this client would have a material adverse effect on our revenues and profits. Accordingly, any events that create an adverse affect on this clients operations or financial performance may also create a material adverse effect on our revenues and profits.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Other than discussed below, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any of our indebtedness exceeding 5% of our total assets.

On June 16, 2005, we issued John Simmons, our President at the time, a promissory note in the amount of $96,000. This note replaced and superseded a promissory note that we issued to Mr. Simmons in December of 2003. The note carries a ten percent interest rate, payable quarterly and matured on June 16, 2006. Mr. Simmons resigned as our President, Chief Executive Officer on May 17, 2006 and as our Director on May 30, 2006. During the year ended December 31, 2006, we did not repay any balance under the note. As of June 30, 2008, we owed $48,120 in principal and $2,406 in accrued interest on the note.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during our quarter ended June 30, 2008.

ITEM 5.  OTHER INFORMATION

The Company has a $200,000 line of credit secured by most of the Company’s assets. The maturity date of this line of credit was extended from June 7, 2008 to November 7, 2008.

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

SIGNATURES

Pursuant to the requirments of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2008

ST. JOSEPH, INC.

/s/ GERALD MCILHARGEY
Gerald McIlhargey, Chief Executive Officer