Form 10KSB/A
period 2007-12-31
ST JOSEPH INC
filed 2008-08-20
CIK 1177135

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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
[   ] Yes [X] No

State issuer's revenues for its most recent fiscal year ended December 31, 2007, was $2,485,279.

Based on the closing sale price of $0.41 on March 25, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,791,654.90.

As of March 25, 2008 there were 7,406,802 shares of the registrant’s Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

EXPLANATORY NOTE:

This Amendment No. 1 amends and restates Item 8A. - Controls and Procedures - of our Annual Report on Form 10-KSB for the year ended December 31, 2007 (the “Annual Report”). The Annual Report was initially filed with the Securities and Exchange Commission ("SEC") on March 31, 2008.

This Form 10-KSB/A only amends and restates the specific portion of the Annual Report identified above, and no other information in the Annual Report is amended hereby. Furthermore, neither Item 11, nor any other portion of the Annual Filing, has been updated to reflect other events occurring after the date of the Annual Report, March 28, 2008, or to modify or update those disclosures affected by subsequent events. Statements such as "the date of this report", or any equivalent periodic reference, which appear in either the Form 10-KSB/A or in the unmodified portions of the Original Filing, shall mean March 28, 2008.

Pursuant to the rules of the SEC, currently dated certifications from our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-KSB/A as Exhibits 31.1, 31.2, 32.1, 32.2 respectively.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of December 31, 2007 and had concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and disposition of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our Company’s subsidiaries.

Our management performed an assessment as of December 31, 2007 of the effectiveness of our internal controls over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report on Form 10-KSB does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 13. EXHIBITS

In addition to the exhibits already filed with the Original Filing, the following certifications from our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-KSB/A:

EXHIBIT NO.	DESCRIPTION OF DOCUMENT

31.1*	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 20, 2008

St. Joseph, Inc.

By: /s/ Gerry McIlhargey
Gerry McIlhargey, President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature and Title	Date

/s/ Gerry McIlhargey	August 20, 2008
Gerry McIlhargey, President,
Chief Executive Officer and
Director

/s/Kenneth L. Johnson	August 20, 2008
Kenneth L. Johnson,
Secretary-Treasurer and Director

/s/Bruce Schreiner	August 20, 2008
Bruce Schreiner, Director

/s/ Donal Ford	August 20, 2008
Donal Ford, Director

/s/ Maureen O’Brien	August 20, 2008
Maureen O’Brien, Director