Form 10KSB/A
period 2007-12-31
ST JOSEPH INC
filed 2008-09-12
CIK 1177135

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2
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

EXPLANATORY NOTE:

This Amendment No. 2 amends and restates Item 8A(T). - Controls and Procedures - of our Annual Report on Form 10-KSB for the year ended December 31, 2007 (“Annual Report”), as amended. The Annual Report was initially filed with the Securities and Exchange Commission ("SEC") on March 31, 2008 and an Amendment 1 to the Annual Report was filed with the SEC on August 20, 2008.

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

ITEM 8A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have re-evaluated the effectiveness, as of December 31, 2007, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon this re-evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2007. The management’s report on internal control over financial reporting, included below, was omitted from this Annual Report as originally filed. Because of this omission, our Company’s Chief Executive Officer and Chief Financial Officer conducted the re-evaluation and reached the conclusion that our disclosure controls and procedures were ineffective.

Changes in Internal Control over Financial Reporting.

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

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Dated: September 9, 2008

St. Joseph, Inc.

By: /s/ Gerry McIlhargey
Gerry McIlhargey, President and Chief Executive Officer

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature and Title	Date

/s/ Gerry McIlhargey	September 9, 2008
Gerry McIlhargey, President,
Chief Executive Officer and
Director

/s/Kenneth L. Johnson	September 9, 2008
Kenneth L. Johnson,
Secretary-Treasurer and Director

/s/Bruce Schreiner	September 9, 2008
Bruce Schreiner, Director

/s/ Donal Ford	September 9, 2008
Donal Ford, Director

/s/ Maureen O’Brien	September 9, 2008
Maureen O’Brien, Director