Form 10-Q
period 2008-09-30
ST JOSEPH INC
filed 2008-11-18
CIK 1177135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes x No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,406,802 shares as of October 28, 2008.

ST. JOSEPH, INC.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ST. JOSEPH, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30,	December 31,
	2008	2007
	(Unaudited)

CURRENT ASSETS:
Cash	$120,604	$204,135
Accounts receivable, net of allowance for doubtful accounts of $2,208	345,286	246,075

Total current assets	465,890	450,210

Property and equipment, net	3,265	2,473
Deposits	1,230	1,230

	$470,385	$453,913

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$254,320	$272,637
Accrued liabilities	43,508	11,456
Accrued preferred dividend	97,759	39,104
Due to former officer	25,000	25,000
Notes payable:
Bank (Note 4)	182,500	195,000
Former Officer (Note 2)	48,120	48,120

Total current liabilities	651,207	591,317

STOCKHOLDERS' DEFICIT (Note 7):
Preferred stock, Series A, $.001 par value, $3.00 face value; 25,000,000 shares authorized, 386,208 shares issued and outstanding	386	386
Common stock, $.001 par value; 100,000,000 shares authorized, 7,406,802 issued and outstanding	7,407	7,407
Additional paid-in capital	1,950,201	1,950,201
Retained deficit	(2,138,816)	(2,095,398)

Total Stockholders' Deficit	(180,822)	(137,404)

	$470,385	$453,913

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES:
Contract	$614,264	$689,935	$1,898,545	$1,799,547

COST OF REVENUES	477,241	551,395	1,463,476	1,458,783

Gross Margin	137,023	138,540	435,069	340,764

COSTS AND EXPENSES:
General and Administrative Expenses	134,641	115,968	397,258	371,596
Depreciation and Amortization	287	568	835	3,100

Total Costs and Expenses	134,928	116,536	398,093	374,696

Operating Income (Loss)	2,095	22,004	36,976	(33,932)

OTHER INCOME AND (EXPENSE):
Interest Income	-	-	-	1
Other Income (expense)	-	(17,361)	(100)	(41,667)
Interest Expense	(5,204)	(11,133)	(21,638)	(22,782)

Net Other Expense	(5,204)	(28,494)	(21,738)	(64,448)

Income (loss) before provision for income taxes	(3,109)	(6,490)	15,238	(98,380)

PROVISION FOR INCOME TAXES:
Provision for Federal income tax	-	-	2,286	-
Provision for State income tax	-	-	914	-

Total provision for income taxes	-	-	3,200	-

Income (loss) before benefit from tax loss carryforward	(3,109)	(6,490)	12,038	(98,380)

Benefit from tax loss carryforward	-	-	3,200	-

Net income (loss)	(3,109)	(6,490)	15,238	(98,380)

Preferred stock dividend requirements	(19,552)	(29,302)	(58,656)	(81,228)

Loss applicable to common stock	$(22,661)	$(35,792)	$(43,418)	$(179,608)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average common shares outstanding	7,406,802	6,049,212	7,406,802	6,049,212

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

					Additional
	Preferred Stock-Series A		Common Stock		Paid-in	Retained
	Shares	Par value	Shares	Par value	Capital	Deficit	Total

Balance December 31, 2007	386,208	$386	7,406,802	$7,407	$1,950,201	$(2,095,398)	$(137,404)

Preferred stock dividends (Note 4)						(19,552)	(19,552)

Net loss for the three months ended March 31, 2008						(1,645)	(1,645)

Balance March 31, 2008	386,208	$386	7,406,802	$7,407	$1,950,201	$(2,116,595)	$(158,601)

Preferred stock dividends (Note 4)						(19,552)	(19,552)

Net income for the three months ended June 30, 2008						19,992	19,992

Balance June 30, 2008	386,208	$386	7,406,802	$7,407	$1,950,201	$(2,116,155)	$(158,161)

Preferred stock dividends (Note 4)						(19,552)	(19,552)

Net loss for the three months ended September 30, 2008						(3,109)	(3,109)

Balance September 30, 2008	386,208	$386	7,406,802	$7,407	$1,950,201	$(2,138,816)	$(180,822)

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Nine Months Ended
	September 30,
OPERATING ACTIVITIES	2008	2007

Net income (loss)	$15,238	$(98,380)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	835	3,100
Changes in operating assets and liabilities:
Increase in accounts receivable	(99,211)	(51,569)
Increase in prepaid expenses	-	-
Increase (decrease) in accounts payable	(18,317)	(16,584)
Increase in accrued liabilities	32,051	51,050

Net cash provided by (used in) operating activities	(69,404)	(112,383)

INVESTING ACTIVITIES
Equipment acquisitions	(1,627)	-

Net cash used in investing activities	(1,627)	-

FINANCING ACTIVITIES
Payments on line of credit	(12,500)	(5,000)
Proceeds from notes payable to related parties	-	36,000
Payments on notes payable to related parties	-	(4,423)
Payments on preferred stock dividends	-	(81,228)
Proceeds from sale of preferred stock	-	241,667

Net cash provided by (used in) financing activities	(12,500)	187,016

INCREASE (DECREASE) IN CASH	(83,531)	74,633

CASH AT BEGINNING OF PERIOD	204,135	18,233

CASH AT END OF PERIOD	$120,604	$92,866

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$21,638	$22,782
Income taxes	$-	$-

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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments), which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

(2) Related Party Transactions

On June 16, 2005, we issued John Simmons; our President at the time, a promissory note in the amount of $96,000. This note replaced and superseded a promissory note that we issued to Mr. Simmons in December of 2003. The note carries a ten percent interest rate, payable quarterly and matured on June 16, 2006. Mr. Simmons resigned as our President, Chief Executive Officer on May 17, 2006 and as our Director on May 30, 2006. During the nine months ended September 30, 2008, we did not repay any balance under the note. As of September 30, 2008, we have recorded an obligation $48,120 in principal and $2,406 in accrued interest on the note. The note obligation is included in the accompanying condensed consolidated balance sheet as note payable, former officer. Under the terms of the note, we are currently in default of the note. Mr. Simmons has instituted legal proceedings to collect this note and if he prevails, we will have to pay Mr. Simmons his court costs, including reasonable attorneys’ fees. However, we believe that the amount owed to Mr. Simmons on the note is fully or partially offset by sums owed to us in connection with expense reimbursements that were paid to Mr. Simmons while he was the President of our Company and to which we believe he may not have the rights. We currently have a lawsuit against Mr. Simmons in the U.S. District Court, Northern District of Texas, Dallas Division, to recover damages against Mr. Simmons of not less than $75,000, plus attorneys’ fees, costs of litigation, interest and tremble damages.

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

In connection with the cancellation of the options previously granted to Mr. Simmons, the Board of Directors cancelled 250,000 shares of common stock that were previously issued to Mr. Simmons pursuant to the exercise of these now cancelled options. As of September 30, 2008, the Company had not refunded the $25,000 received from Mr. Simmons to exercise the stock options. The $25,000 liability is included in the accompanying consolidated financial statements as Due to former officer.

(3) Line of Credit

The Company has a $200,000 line of credit. At September 30, 2008, the Company has an unpaid and outstanding balance of $182,500. Interest payments are due monthly. The Company paid $10,827 in interest payments during the nine months ended September 30, 2008. The line matures on November 7, 2008 and is collateralized by most of the Company’s assets.

(4) Shareholders’ Equity

Preferred Stock

During the nine months ended September 30, 2008, the Company did not issue any Series A Convertible Preferred Stock. The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock that remain outstanding at September 30, 2008. Each share of Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, which is paid quarterly on a calendar basis for a period of 5 years. The Company accrued $58,655 in Series A Convertible Preferred Stock dividends during the nine months ended September 30, 2008.

Common Stock Options

The following schedule summarizes the changes in the Company’s equity awards for the nine months ended September 30, 2008:

Outstanding at January 1, 2008	760,000	$0.10 - $1.05	$0.61
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Expired	-	$-	$-
Outstanding at September 30, 2008	760,000	$0.10 - $1.05	$0.61	1.35 years	$-

(5) Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The Company incurred net losses during all periods presented except for the period ended September 30, 2008. Provisions for income taxes for 2008 have been offset from prior year net operating losses.

(6) Concentration of Credit Risk

The Company conducts a significant portion of its operations with one customer. During the nine months ended September 30, 2008, approximately 67.9 percent of the Company's service revenues were conducted with this one customer.

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

On September 4, 2008, Phyllis L. Bell and Paul D. Aelmore filed a lawsuit in United States District Court, Northern District of Oklahoma, Case No. 08-CF-00470-TCK-SAJ against the Company, and officers and directors of the Company. Ms. Bell and Mr. Aelmore are holders of the Company’s Series A Convertible Preferred Stock which they received for selling Staf*Tek Services, Inc. to the Company in January 2004 pursuant to an Agreement of Share Exchange and Purchase and Sale (the “Purchase Agreement”). The complaint alleged, among other things, that the Company breached the Share Purchase Agreement by failing to pay dividends on the Series A Convertible Preferred Stock. The Company has been accruing the dividends following a determination by its management that the Company did not have funds legally available for distribution. The complaint also alleges that the Company made misrepresentations that under circumstances that constituted fraudulent inducement, fraud and/or constructive fraud, and breached its duty to deal in good faith with the plaintiffs. The plaintiffs seek unspecified damages against the Company and the other defendants for compensatory and punitive damages in excess of $75,000, costs, and pre-judgment interest. The Company believes that allegations made by Ms. Bell and Mr. Aelmore are without factual basis and intends to vigorously defend against the lawsuit. The costs of defending against the complaint could be substantial; however we are unable to predict an exact amount, or even a meaningful estimate, at this time.

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

Staf*Tek Services, Inc.

Staf*Tek Services, Inc. (“Staf*Tek”) was organized as an Oklahoma corporation on January 2, 1997. On January 2, 2004, we closed our acquisition of Staf*Tek pursuant to an agreement by which we acquired 100% percent of the issued and outstanding shares of Staf*Tek's common stock in exchange for (i) 380,500 shares of our $.001 par value Series A convertible preferred stock; (ii) 219,500 shares of our $.001 par value common stock; and (ii) $200,000 in cash. Our Series A convertible preferred stock has a face value of $3.00 per share with a yield of 6.75% dividend per annum, which is payable quarterly on a calendar basis for a period of five years out of funds legally available for distribution. The Series A convertible preferred stock may be converted into our common stock at the rate of one share of convertible preferred stock for one share of common stock at any time by the shareholder. We may call the Series A convertible preferred stock for redemption no sooner than two years after the date of issuance, and only if our common stock is trading on a recognized United States stock exchange for a period of no less than thirty consecutive trading days at a market value of $5.00 or more per share. However, as of this date, our common stock has not traded at that amount.

During the nine month period ended September 30, 2008, we paid $0 and accrued $58,655 in dividends on our series A convertible preferred stock. These accrued dividends are payable at such time as the Company has funds legally available for distribution as dividends.

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

Changes in Financial Condition

Balance Sheet Data as of

	September 30, 2008	December 31, 2007	Change	Change
	$	$	$	%

Current Assets
Cash	$120,604	$204,135	(83,531)	(40.92)%
Accounts receivable, net of allowance for doubtful accounts of $2,208	$345,286	$246,075	99,211	40.32%

Total current assets	$465,890	$450,210	15,680	3.48%

Current Liabilities
Accounts payable	$254,320	$272,637	(18,317)	(6.72)%
Accrued liabilities	43,508	11,456	32,052	279.78%
Accrued preferred dividend	97,759	39,104	58,655	150.00%
Due to former officer	25,000	25,000	0	0.00%
Note payable to former officer	48,120	48,120	0	0.00%
Notes payable to bank	$182,500	$195,000	(12,500)	(6.41)%

Total current liabilities	$651,207	$591,317	59,890	10.13%

Current Assets

On September 30, 2008 we had cash of $120,604 as compared to $204,135 as of the December 31, 2007, a decrease of approximately 40.92% . Accounts receivable as of September 30, 2008 was $345,286 compared to $246,075 as of December 31, 2007, an increase of approximately 40.32%. Our total current assets as of September 30, 2008 was $465,890 as compared to $450,210 as of December 31, 2007, an increase of approximately 3.48%.

Total current liabilities on September 30, 2008 were $651,207 as compared to $591,317, an increase of approximately 10.13%. This increase in current liabilities was largely due to an increase in accrued liabilities and accrued preferred dividends. Accrued liabilities increased to $43,508 on September 30, 2008, as compared to $11,456 on December 31, 2007, an increase of 279.78%. Accrued preferred dividends increased to $97,759 on September 30, 2008, as compared to $39,104 on December 31, 2007, an increase of 150%. The increase in accrued preferred dividends is due to a decision by our Board to accrue the dividends on our Series A Convertible Preferred Stock because the Company did not have sufficient funds available to make distributions under Colorado law. The Company has 386,208 shares of Convertible Preferred Stock outstanding which have a yield of 6.75% dividend per annum for period of five years. During the nine months ended September 30, 2008, we accrued $58,655 in Series A Convertible Preferred Stock dividends.

Results of Operations for the Nine months ended September 30, 2008 and 2007

For the Nine Months Ended

	September 30, 2008	September 30, 2007	Change	Change
	$	$	$	%

Revenues
Revenues	$1,898,545	$1,799,547	98,998	5.50%
Cost of Revenues	1,463,476	1,458,783	4,693	0.32%

Gross Margin	435,069	340,764	94,305	27.67%

Operating Expenses
General and Administrative Expenses	397,258	371,596	25,662	6.91%
Depreciation and Amortization	835	3,100	(2,265)	(73.06)%
Total Costs and Expenses	$398,093	$374,696	23,397	6.24%

Operating Income (Loss)	$36,976	$(33,932)	70,908	208.97%

Other Income and (Expense)
Interest Income	0	1	(1)	(100.00)%
Other Income (expense)	(100)	(41,667)	41,567	(99.76)%
Interest Expense	(21,638)	(22,782)	1,144	(5.02)%
Net Other Expense	$(21,738)	$(64,448)	42,710	(66.27)%

Income (loss) before income tax	15,238	(98,380)	113,618	(115.49)%
Income tax provision	3,200	0	3,200	100.00%
Income (loss) before benefit from tax loss carryforward	12,038	(98,380)	110,418	(112.24)%
Benefit from tax loss carryforward	3,200	0	3,200	100.00%

Net Income (Loss)	$15,238	$(98,380)	113,618	(115.49)%

Gross Profit

For the nine-month period ended September 30, 2008, we had a gross margin of $435,069 compared to a gross margin of $340,764 for the nine-month period ended September 30, 2007. This increase in our gross profitability of $94,305, or approximately 27.67% over the prior period, is due primarily to contractor placements with higher margins and increased billable hour as explained below.

Revenues for the nine-month period ended September 30, 2008 increased to $1,898,545 from $1,799,547 for the nine-month period ended September 30, 2007. This increase in net revenues of $98,998, or approximately 5.50%, over the prior period, is due primarily to contractor placements with higher margins and increased billable hours.

Cost of revenues for the nine-month period ended September 30, 2008 increased to $1,463,476 from $1,458,783 for the nine-month period ended September 30, 2007. This increase in this cost of revenues is $4,693, or approximately 0.32%, over the prior period.

Total Costs and Expenses

Total costs and expenses for the nine-month period ended September 30, 2008 increased to $398,093 from $374,696 for the nine-month period ended September 30, 2007. This increase in our total operating expenses of $23,397 is approximately 6.24% over that of the prior period.

General and administrative expenses for the nine-month period ended September 30, 2008 increased to $397,258 from $371,596 for the nine-month period ended September 30, 2007. This increase in general and administrative expenses of $25,662 is approximately 6.91% over that of the prior period.

Other Income/Expenses

Interest expense for the nine-month period ended September 30, 2008 decreased to $21,638 from $22,782 for the nine-month period ended September 30, 2007. This decrease in interest expense is $1,114 or approximately 5.02% below that of the prior period.

For the nine-month period ended September 30, 2008, we had other expenses of $100 compared to other expenses of $41,667 for the nine-month period ended September 30, 2007. This decrease of other expenses of $41,567, or approximately 99.76% under the prior period, is due primarily to reduction in the amortization of beneficial conversion.

For the nine-month period ended September 30,2008, we had net other expenses in the amount of $21,738 compared to $64,448 in total other expenses for the nine-month period ended September 30, 2007. This decrease of $42,710 is approximately 66.27% less than that of the prior period.

Profits

For the nine-month period ended September 30, 2008, we incurred operating income of $36,976 compared to an operating loss for the nine-month period ended September 30, 2007 of $33,932. This increase in operating profits is due primarily to an increased number of revenue generating contractors with higher margins and increased billable hours.

Net income for the nine-month period ended September 30, 2008 was $15,238 compared to a net loss of $98,380 for the nine-month period ended September 30, 2007. This increase in net profits is due primarily to an increased number of revenue generating contractors with higher margins and increased billable hours as discussed above.

Results of Operations for the Three months ended September 30, 2008 and 2007

For the Three Months Ended

	September 30, 2008	September 30, 2007	Change	Change
	$	$	$	%

Revenues
Revenues	$614,264	$689,935	(75,671)	(10.97)%
Cost of Revenues	477,241	551,395	(74,154)	(13.45)%

Gross Margin	137,023	138,540	(1,517)	(1.09)%

Operating Expenses
General and Administrative Expenses	134,641	115,968	18,673	16.10%
Depreciation and Amortization	287	568	(281)	(49.47)%
Total Costs and Expenses	$134,928	$116,536	18,392	15.78%

Operating Income (Loss)	$2,095	$22,004	(19,909)	(90.48)%

Other Income and (Expense)
Other Income (expense)	0	(17,361)	17,361	(100.00)%
Interest Expense	(5,204)	(11,133)	5,929	(53.26)%
Net Other Expense	$(5,204)	$(28,494)	23,290	(81.74)%

Loss before income tax	(3,109)	(6,490)	3,381	(52.10)%
Income tax provision	0	0	0	%
Income (loss) before benefit from tax loss carryforward	(3,109)	0	(3,109)	100.00%
Benefit from tax loss carryforward	0	0	0	0.00%

Net Income (Loss)	$(3,109)	$(6,490)	3,381	(52.10)%

Gross Profit

For the three-month period ended September 30, 2008, we had a gross margin of $137,023, compared to a gross margin of $138,540 for the three-month period ended September 30, 2007. This decrease in our gross profitability of $1,517 is approximately 1.09% under the prior period.

Revenues for the three-month period ended September 30, 2008 decreased to $614,264 from $689,935 for the three-month period ended September 30, 2007. This decrease in net revenues of $75,671, or approximately 10.97%, from that of the prior period, is due primarily to contract restructuring with our prime contractor which resulted in decreased revenues and a reduction in the cost of benefits related to our revenue generating contractors.

Cost of revenues for the three-month period ended September 30, 2008 decreased to $477,241 from $551,395 for the three-month period ended September 30, 2007. This decrease in cost of revenues of $74,154, or approximately 13.45%, from that of the prior period, is due primarily to the reduction in costs of benefits related to our revenue generating contractors.

Total Costs and Expenses

Total costs and expenses for the three-month period ended September 30, 2008 increased to $134,928 from $116,536 for the three-month period ended September 30, 2007. This increase in our total operating expenses of $18,392 is approximately 15.78% over that of the prior period.

General and administrative expenses for the three-month period ended September 30, 2008 increased to $134,641 from $115,968 for the three-month period ended September 30, 2007. This increase in general and administrative expenses of $18,673 is approximately 16.10% over that of the prior period.

Other Income/Expenses

For the three-month period ended September 30, 2008, we had no other expenses compared to other expenses of $17,361 for the three-month period ended September 30, 2007. This decrease of other expenses is due primarily to a reduction in the amortization of beneficial conversion.

For the three-month period ended September 30, 2008, we had interest expense of $5,204 compared to interest expense of $11,133 for the three-month period ended September 30, 2007. This decrease of interest expense of $5,929 is approximately 53.26% from that of the prior period and is due primarily to interest due on legal fees and our line of credit.

For the three-month period ended September 30, 2008, we had net other expenses of $5,204 compared to net other expenses of $28,494 for the three-month period ended September 30, 2007. This decrease of net other expenses of $23,290 is approximately 81.74% from that of prior period and is due primarily to a reduction in the amortization of beneficial conversion.

Profits

For the three-month period ended September 30, 2008, we had operating income of $2,095 compared to operating income for the three-month period ended September 30, 2007 of $22,004. This decease in operating income is due primarily to an increase in costs related to our revenue generating contractors.

Our net loss for the three-month period ended September 30, 2008 was $3,109 compared to a net loss of $6,490 for the three-month period ended September 30, 2007. This decrease in net loss is due primarily to decrease in general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2008, we had a cash reserve of $120,604. During the nine-months ended September 30, 2008, we used cash in the amount of $69,404 in our operating activities. During this period no new funds were raised.

During the nine months ended September 30, 2008 and 2007, the Company’s cash activities were as follows:

	2008	2007
Cash provided by (used in) operating activities	$(69,404)	$(112,383)
Cash used in investing activities	$(1,627)	-
Cash provided by (used in) financing activities	$(12,500)	$187,016

Internal Sources of Liquidity

For the nine months ended September 30, 2008, the funds generated from our operations were sufficient to fund our daily operations. For the nine months ended September 30, 2008, we had a gross margin of $435,069, and we were thus able to meet our operating expenses of $398,093 for the same period. After accounting for our total other expenses (mostly interest expenses) of $21,738 for this period, we had net income of $15,238 for the period. We can provide no assurance that funds from our operations will continue to meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our expenses, we will need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

Because the funds generated from our operations have historically not been sufficient to fully fund our operations, we have, until recently, been on dependent on debt and equity financing to make up the shortfall. Although during the nine months ended September 30, 2008, our funds generated from operations have funded our operations, we can provide no assurance that this will continue in the future. We actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. There can be no assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing stockholders. As a result, our independent registered public accounting firm has issued a “going concern” modification to its report on our audited financial statements for the year ended December 31, 2007.

In funding our operating expenses, we have been utilizing a $200,000 line of credit. This line of credit is secured by most of our assets and expires on November 7, 2008. Interest is due on the line of credit at the rate of 7% per annum and interest payments are due monthly. As of September 30, 2008, the line of credit had an outstanding balance of $182,500.

As of September 30, 2008, we had debt owing to a former officer aggregating $50,526 as further discussed in Item 2 of Part II of this report.

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

ITEM 4.  CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Gerald McIlhargey, and our Treasurer, Mr. Kenneth L. Johnson (collectively, the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, September 30, 2008, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Internal Control over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2008. Based upon this evaluation, our Certifying Officers have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 4, 2008, Phyllis L. Bell and Paul D. Aelmore filed a lawsuit in United States District Court, Northern District of Oklahoma, Case No. 08-CF-00470-TCK-SAJ against the Company, and officers and directors of the Company.  Ms. Bell and Mr. Aelmore are holders of the Company’s Series A Convertible Preferred Stock which they received for selling Staf*Tek Services, Inc. to the Company in January 2004 pursuant to an Agreement of Share Exchange and Purchase and Sale (the “Purchase Agreement”). The complaint alleged, among other things, that the Company breached the Share Purchase Agreement by failing to pay dividends on the Series A Convertible Preferred Stock. The Company has been accruing the dividends following a determination by its management that the Company did not have funds legally available for distribution. The complaint also alleges that the Company made misrepresentations that under circumstances that constituted fraudulent inducement, fraud and/or constructive fraud, and breached its duty to deal in good faith with the plaintiffs. The plaintiffs seek unspecified damages against the Company and the other defendants for compensatory and punitive damages in excess of $75,000, costs, and pre-judgment interest. The Company believes that allegations made by Ms. Bell and Mr. Aelmore are without factual basis and intends to vigorously defend against the lawsuit.  The costs of defending against the complaint could be substantial; however we are unable to predict an exact amount, or even a meaningful estimate, at this time.

Reference is made to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008 regarding material developments in legal proceedings our first and second quarters of the 2008 fiscal year.

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

67% of our revenues come from one client.

During the nine months ended September 30, 2008, approximately 67% of our revenues were derived from our largest client. The loss of this client or the decline in business from this client would have a material adverse effect on our revenues and profits. Accordingly, any events that create an adverse affect on this clients operations or financial performance may also create a material adverse effect on our revenues and profits.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Other than discussed below, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any of our indebtedness exceeding 5% of our total assets.

On June 16, 2005, we issued John Simmons, our President at the time, a promissory note in the amount of $96,000. This note replaced and superseded a promissory note that we issued to Mr. Simmons in December of 2003. The note carries a ten percent interest rate, payable quarterly and matured on June 16, 2006. Mr. Simmons resigned as our President, Chief Executive Officer on May 17, 2006 and as our Director on May 30, 2006. During the year ended December 31, 2006, we did not repay any balance under the note. As of September 30, 2008, we owed $48,120 in principal and $2,406 in accrued interest on the note.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during our quarter ended September 30, 2008.

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

Date: November 18, 2008

ST. JOSEPH, INC.

/s/ GERALD MCILHARGEY
Gerald McIlhargey, Chief Executive Officer