Form 10-K
period 2008-12-31
ST JOSEPH INC
filed 2009-03-31
CIK 1177135

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number:  0-49936

ST. JOSEPH, INC.
(Exact name of Small Business Issuer as specified in its charter)

COLORADO	CH90-0197648
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

4870 S. Lewis, Suite 250, Tulsa, OK	74105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (918) 742-1888

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

   Based on the closing sale price of $0.15 of the registrant’s common stock on the last business day of our most recently second fiscal quarter, June 30, 2008, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold was $588,841.

     As of March 25, 2009 there were 7,406,802 shares of the registrant’s Common Stock issued and outstanding.

ST. JOSEPH, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2008

TABLE OF CONTENTS

i

PART I

FORWARD LOOKING STATEMENTS

This Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements relate to such matters as, among other things, our anticipated financial performance, business prospects, technological developments, new products, future distribution or license rights, international expansion, possible strategic alternatives, new business concepts, capital expenditures, consumer trends and similar matters.

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

Our Series A Shares have a stated value of $3.00 per share.  Each holder of Series A Shares is entitled to receive a dividend equal 6.75% of the stated value of the Series A Shares payable on each anniversary of the date of issuance of such shares.   We paid $0 in Series A Stock dividends and accrued $78,208 during the year ended December 31, 2008.

The convertible preferred A stock may be converted to the Company's common stock at the rate of one share of convertible preferred A stock for one share of common stock at any time by the shareholder. The convertible preferred A stock can be called for redemption by the Company no sooner than two (2) years after the date of issuance, and only if the Company's common stock is trading on a recognized United States stock exchange for a period of no less than thirty consecutive trading days at a market value of $5.00 or more per share. However, as of this date, the stock has not traded at that amount.  As of December 31, 2008, the Company had paid the $200,000 cash, which was owed under the terms of the Agreement.

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

We and our subsidiaries have registered the following domain names: getsmartonline.com, staftek.com, stafmedglobal.com, confidentialsearch.com and stjosephinc.com.

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

Major Clients

We are dependent on a small number of clients for a majority of our revenues. During our year ended December 31, 2008, approximately 73% of our revenues were derived from our largest client and all of our revenues were derived from a total of nine clients.

Employees and Revenue Generating

We currently have five paid employees, and no part-time employees.

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

ITEM 1A.  RISK FACTORS

Our business prospects are subject to various risks and uncertainties that impact our business. The most important of these risks and uncertainties are as follows:

Our auditor has expressed substantial doubt as to our ability to continue as a going concern. An inability to continue as a going concern would likely lead to a loss of your entire investment.

Our independent certified public accountant's report on our financial statements for the fiscal years ended December 31, 2007 and 2008 contains an explanatory paragraph indicating that we have incurred recurring losses, and as of December 31, 2008, had negative working capital and a net capital deficiency.  These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

73% of our revenues come from one client.

During our year ended December 31, 2008, approximately 73% of our revenues were derived from our largest client. The loss of this client or the decline in business from this client would have a material adverse effect on our revenues and profits.  Accordingly, any events that create an adverse affect on this clients operations or financial performance may also create a material adverse effect on our revenues and profits.

Our revenues are generated by only nine clients.

At the present time, our revenues come from only nine clients.  The loss of any of these clients or the decline in business from any of these clients will have a material adverse effect on our revenues and profits.

ITEM 2.  PROPERTIES

We lease approximately 3486 square feet of office space from a non-affiliated third party at 4870 South Lewis, Suite 250, Tulsa, OK 74105.  Our monthly lease payment is $3869.  The lease commenced May 1, 2004 and expires April 30, 2012.

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

On October 3, 2007, Mr. Simmons filed a lawsuit in United States District Court, Dallas County, Civil Action No. DC-07-11801 against the Company, its officers, and other individuals.  The complaint alleged, among other things, that the Mr. Simmons 1,900,000 options were converted and that the Company failed to repay a $96,000 promissory note and breached a duty to indemnify Mr. Simmons in relation to previously filed litigation. The complaint also makes a variety of accusations against Company’s officers and other individuals, including accusations that these individuals breached fiduciary duties with regard to Mr. Simmons, engaged in fraud and conspiracy to commit fraud, and converted shares and options owned by him. Mr. Simmons seeks unspecified damages, both actual and exemplary, against the Company and the other defendants.  During the quarter ended March 31, 2008, Gerald McIlhargey, Maureen O’Brien, Donal Ford and Bruce Schreiner, and David Core were all released from the suit as defendants. A trial date is set for June 1, 2009 in United States District Court, Dallas County.  The Company believes that Mr. Simmons accusations are without factual basis and intends to vigorously defend against the lawsuit.   The costs of defending against the complaint could be substantial; however we are unable to predict an exact amount, or even a meaningful estimate, at this time.

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

On September 4, 2008, Phyllis L. Bell and Paul D. Aelmore filed a lawsuit in United States District Court, Northern District of Oklahoma, Case No. 08-CF-00470-TCK-SAJ against the Company, and officers and directors of the Company. Ms. Bell and Mr. Aelmore are holders of the Company’s Series A Convertible Preferred Stock which they received for selling Staf*Tek Services, Inc. to the Company in January 2004 pursuant to an Agreement of Share Exchange and Purchase and Sale (the “Purchase Agreement”). The complaint alleged, among other things, that the Company breached the Share Purchase Agreement by failing to pay dividends on the Series A Convertible Preferred Stock. The Company has been accruing the dividends following a determination by its management that the Company did not have funds legally available for distribution. The complaint also alleges that the Company made misrepresentations that under circumstances that constituted fraudulent inducement, fraud and/or constructive fraud, and breached its duty to deal in good faith with the plaintiffs. The plaintiffs seek unspecified damages against the Company and the other defendants for compensatory and punitive damages in excess of $75,000, costs, and pre-judgment interest. The costs of defending against the complaint could be substantial; however we are unable to predict an exact amount, or even a meaningful estimate, at this time.  As of the date of this report, the Company and the plaintiffs are involved in settlement negotiations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol STJO.OB.

The following table shows the high and low bid information for our common stock for each quarter during 2007 - 2008.

QUARTER	LOW BID	HIGH BID

Quarter ending December 31, 2008	$0.10	$0.15
Quarter ending September 30, 2008	$0.10	$0.22
Quarter ending June 30, 2008	$0.10	$0.20
Quarter ending March 31, 2008	$0.20	$0.55
Quarter ending December 31, 2007	$0.25	$0.35
Quarter ending September 30, 2007	$0.26	$1.00
Quarter ending June 30, 2007	$0.70	$1.15
Quarter ending March 31, 2007	$0.86	$1.55

The above information was obtained from the NASD. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.  There is currently no public trading market for our preferred stock.

As of December 31, 2008, representing the last trading day of our most recently completed fiscal quarter, there were 7,406,802 shares of common stock issued and outstanding, held by approximately 210 shareholders of record.  Within the holders of record of our common stock are depositories, such as Cede & Co., that hold shares of stock for several brokerage firms which, in turn, hold shares of stock for a multitude of additional beneficial owners.  Accordingly, it is impossible for us to determine exactly how many beneficial stockholders we actually have.  As of December 31, 2008, there were 386,208 shares of our Series A Convertible Preferred Stock issued and outstanding, held by four shareholders of record.

As of December 31, 2008, there were 560,000 outstanding options or warrants to purchase shares, and 386,208 securities convertible into, shares of the Company's Common Stock.  The options may be converted into common shares at a weighted average exercise price of $0.80 per share and the preferred shares may be converted into common shares on a one for one basis.

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

Equity Compensation Plans

The following table sets forth information as of December 31, 2008 with respect to compensation plans under which we are authorized to issue shares of our common stock, aggregated as follows:
      o     all compensation plans previously approved by security holders; and
      o     all compensation plans not previously approved by security holders.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	410,000	(1)	$1.05	715,000

Equity compensation plans not approved by security holders	150,000	(2) (3)	$0.10	0

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

(3)
On October 28, 2003, our Board of Directors granted stock options to purchase 200,000 shares of our common stock at an exercise price of $0.10 per share and a term that ends on October 28, 2008; and on March 23, 2004, our Board of Directors granted stock options to purchase 150,000 shares of our common stock at an exercise price of $0.10 per share and a term that ends on March 23, 2009.

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

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the year ended December 31, 2008, St. Joseph, Inc. had generated revenues of $2,432,778, which is down from $2,485,279 for the year ended December 31, 2007.  The decrease is primarily due to the decrease in revenues due the loss in Staf*Tek’s contracted employees.  For the year ending December 31, 2008, Staf*Tek's total service revenues decreased by $52,501 when compared to the total service revenues for 2007.

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

Results of Operations for the Twelve Months Ended December 31, 2008 and 2007

	For the Year Ended
	December 31, 2008			December 31, 2007
		% of			% of		Change	Change
	$	Revenue		$	Revenue		$	%

Net Revenues	$2,432,778	100.00%		$2,485,279	100.00%		$(52,501)	(2.11	) %
Cost of Revenues	1,870,063	76.87%		1,994,271	80.24%		(124,208)	(6.23	) %

Gross Margin (Loss)	562,715	23.13%		491,008	19.76%		71,707	14.60%

Operating Expenses Selling, General and Administrative Expenses	535,469	22.01%		494,459	19.90%		41,010	8.29%
Depreciation and Amortization	1,123	0.05%		3,100	0.12%		(1,977)	(63.77	) %
Loss on goodwill impairment	-	0.00%		258,525	10.40%		(258,525)	(100.00	) %
Total Operating Expenses	$536,592	22.06%		$756,084	30.42%		$(219,492)	(29.03	) %

Income (Loss) from Operations	$26,123	1.07%		(265,076)	(10.67	) %	291,199	(109.85	) %

Other Income (Expense) Interest Income	(1)	(0.00	) %	1	0.00%		(2)	(200.00	) %
Other Income (Expense)	-	0.00%		(41,608)	(1.67	) %	41,608	(100.00	) %
Interest Expense	(29,295)	(1.20	) %	(28,880)	(1.16	) %	(415)	1.44%

Net Other Expense	$(29,296)	(1.20	) %	$(70,487)	(2.84	) %	$41,191	(58.44	) %

Loss before provision for income tax	(3,173)	(0.13	) %	(335,563)	(13.50	) %	332,390	(99.05	) %
Provision for Income Taxes	0	0.00%		0	0.00%		0	0.00%

Net Income (Loss)	$(3,173)	(0.13	) %	$(335,563)	(13.50	) %	$332,390	(99.05	) %

Net Revenues

Net Revenues for the twelve months ended December 31, 2008 decreased to $2,432,778 from $2,485,279 for the twelve months ended December 31, 2008. The decrease in net revenues of $52,501 or approximately 2.11%, over the 2008 period is due primarily to decreased revenues generated by the loss of contracted employees since the prior period.

Cost of Revenues

Cost of Revenues for the twelve months ended December 31, 2008 decreased to $1,870,063 from $1,994,271 for the twelve months ended December 31, 2007. The overall decrease in cost of revenues of $124,208, or approximately 6.23%, over the 2008 period is directly attributable to the cost associated with the decrease in number of newly contracted employees described above.

Gross Margin

The overall gross margin for the twelve months ended December 31, 2008 increased to $562,715 from $491,008 for the twelve months ended December 31, 2007. The overall increase in gross margin of $71,707 or approximately 14.60% over the 2008 period is directly attributable to reduced costs in hiring and retaining our newly contracted employees.

Operating Expenses

Total operating expenses for the twelve months ended December 31, 2008 decreased to $536,592 from $756,084 for the twelve months ended December 31, 2007.  Reasons for the overall decrease in operating expenses of $219,492 or approximately 29.03%, over the 2008 period is covered below in our discussions of General and Administrative Expenses and Stock-Based Compensation.

General and Administrative Expenses

General and administrative expenses for the twelve months ended December 31, 2008 increased to $535,469 from $494,459 for the twelve months ended December 31, 2007. The increase in general and administrative expenses of $41,010 or approximately 8.29%, over the 2008 period is due primarily to the increase in administrative staff salaries.

Stock-Based Compensation – Common Stock Options Granted

We did not grant any common stock options in the twelve months ended December 31, 2008.

Loss on Goodwill Impairment

The Company recorded a non-cash goodwill impairment charge of $0 in the accompanying consolidated financial statements for the year ended December 31, 2008. Following the impairment charge, there is no goodwill balance remaining at December 31, 2008.

Total Operating Income and Losses

Total operating income for the twelve months ended December 31, 2008 increased to $26,123 from operating losses of $265,076 for the twelve months ended December 31, 2007. The overall increase in operating income of $291,199 or approximately 109.85% over the 2008 period is due reduction in goodwill.

Net Other Expenses

Net other expenses for the twelve months ended December 31, 2008 decreased to $29,296 from $70,487 for the twelve months ended December 31, 2007.  The overall decrease in our other expenses of $41,191, or approximately 58.44% over the 2008 period is primarily due the reduction preferred stock dividend payments.

Interest Income

Interest income for the twelve months ended December 31, 2008 decreased to $(1) from $1 for the twelve months ended December 31, 2007.

Interest Expense

Interest expense for the twelve months ended December 31, 2008 increased to $29,295 from $28,880 for the twelve months ended December 31, 2007. The overall increase in our interest expense of $415 or approximately 1.44% over the 2008 period is due primarily to the increase of interest bearing debts.

Net Loss

Net Loss for the twelve months ended December 31, 2008 decreased to $3,173 from $335,563 for the twelve months ended December 31, 2007. This decrease in net loss of $332,390 or approximately 99.05% over the 2008 period is due primarily to the elimination of Goodwill Impairment.

Liquidity and Capital Resources

	December 31, 2008	December 31, 2007
Net cash (used in) provided by operating activities	$29,485	$(53,039)
Net cash (used in) provided by investing activities	$(1,628)	$(2,473)
Net cash (used in) provided by financing activities	$(10,000)	$241,414

General

For the twelve months ended December 31, 2008, we had positive cash flows resulting from $29,485 of cash provided by our operating activities, $1,628 of cash used in our investing activities and $10,000 of cash used in our financing activities.  Accordingly, for the twelve months ended December 31, 2008, our funds from operations were sufficient to cover our daily operations as further explained below.

Cash Flows from Operating Activities

Net cash provided by our operating activities of $29,485 for the twelve months ended December 31, 2008 was primarily attributable to the net loss and offset by depreciation expense, stock based compensation, decreases in accounts receivable and increases in accrued liabilities.

Cash Flows from Investing Activities

Net cash used in our investing activities of $1,628 for the twelve months ended December 31, 2008.

Cash Flows from Financing Activities

Net cash used in our financing activities of $10,000 for the twelve months ended December 31, 2008 primarily payments on our line of credit net of proceeds from a note payable.

Internal Sources of Liquidity

For the twelve months ended December 31, 2008, the revenues generated from our operations were sufficient to fund our daily operations.  Gross profit for fiscal year 2008 was $562,715, which was sufficient to meet our operating expenses of $536,592 for the same period. There is no assurance that funds from our future operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

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

As of December 31, 2008, we have debt in the total aggregate amount of $228,100 (net of unamortized discount), as summarized in Notes 2 and 4 to the financial statements. This debt was incurred to pay our operating costs, compliance costs and legal fees for our pending litigation.

From October 2008 through February 2009 we sold 3,000,000 shares of common stock to 11 accredited investors at a price of $0.05 per share for projected gross proceeds of $150,000, of which $100,000 has already been received by the Company.

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

During 2009, we plan to grow our revenues without significant increases in our selling, general and administrative expenses. Our liquidity and capital resources, as well as business prospects, are all subject to the risks disclosed in Item 1A, among others.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Financial Statements and supplementary data are included beginning immediately following the signature page to this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008 and had concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting during the year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management performed an assessment as of December 31, 2008 of the effectiveness of our internal controls over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following information sets forth the names of the directors, executive officers, promoters control persons of the Company, their present positions with the Company, and their biographical information.

Name	Age	Position(s) Held	Date Service Began
Gerald McIlhargey	61	President, Chief Executive Officer and Director	March 2004
Kenneth L. Johnson	49	Secretary, Treasurer and Director	April 2000
Bruce Schreiner	54	Director	October 2003
Donal Ford	53	Director	August 2006
Maureen O’Brien	60	Director	August 2006
John Blackmon	53	President of Staf*Tek Services Inc.	June 2004

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

 Maureen O’Brien – Ms. O’Brien has been a Director of the Company since August 24, 2006. For the past six years Ms. O'Brien has worked as Executive Assistant to David Core, CEO of Pinnacle Financial Services, Inc. For seven years prior to that Ms. O'Brien specialized in start up ventures with Real Applications, Inc. which included integrating an acquired programming services company.

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

Committees of the Board of Directors; Meetings

During the year ended December 31, 2008, the entire Board met six times and acted seven times by unanimous written consent. During fiscal year 2008, no director attended fewer than 75% of the aggregate number of meetings of the Board and committees on which such director served.

The Board has two standing committees, the Audit Committee and the Compensation Committee. The Board does not have a separate Nominating Committee and performs all of the functions of that committee.

The Audit Committee

The Audit Committee has as its primary responsibilities the appointment of the independent auditor for the Company, the pre-approval of all audit and non-audit services, and assistance to the Board in monitoring the integrity of our financial statements, the independent auditor's qualifications, independence and performance and our compliance with legal requirements. The Audit Committee has adopted a written charter, which was mailed to its shareholders in 2006. During the year ended December 31, 2008, the Audit Committee met two times. Bruce Schreiner, Donal Ford, and Maureen O’Brien are the current members of the Audit Committee.

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

Compensation Committee

The Compensation Committee recommends to the Board annual salaries for senior management and reviews all company benefit plans.  During the year ended December 31, 2008, the Compensation Committee met one time and reviewed the compensation of all St. Joseph employees. The current members of the Compensation Committee are Bruce Schreiner, Kenneth Johnson, and Donal Ford.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten percent of our Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and persons who are the beneficial owners of more than 10% of the common stock of the Company are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon review of the copies of such reports furnished to us during, and with respect to, the fiscal year ended December 31, 2008 or any written representations we received from a director, officer, or beneficial owner of more than 10% of our common stock that no other reports were required during that period, we believe that, for the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to our reporting persons were met.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  The code of ethics can be viewed on our website: www.stjosephinc.com.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers during 2006, 2007 and 2008:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non- Equity Incentive Plan Com- pensation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All other Compen- sation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)

Gerald	2006	-	-	-	$36,300	(1)	-	-	-	$36,300
McIlhargey	2007	-	-	-	-		-	-	-	-
President,	2008	-	-	-	-		-	-	-	-
CEO and
Director
Kenneth L.	2006	-	-	-	$18,150	(2)	-	-	-	$18,150
Johnson,	2007	-	-	-	-		-	-	-	-
Secretary,	2008	-	-	-	-		-	-	-	-
Treasurer
and
Director

John	2006	$72,000	-	-	$18,150	(2)	-	-	-	$18,150
Blackmon,	2007	$72,000	-	-	-		-	-	-	-
President of	2008	$92,000	-	-	-		-	-	-	$92,000
Staf*Tek
Services,
Inc.

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

John Blackmon.  Mr. Blackmon is the President of our wholly-owned subsidiary, Staf*Tek Services, Inc. We do not have an employment agreement with Mr. Blackmon.  He receives an annual salary of $92,000 as compensation for serving as Staf*Tek Services, Inc.’s President.  On August 24, 2006, he received options to purchase 50,000 shares of our common stock for agreeing to serve as President of Staf*Tek Services, Inc. The options have an exercise price of $1.05 per share and expire on August 24, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL-END

The following table provides information concerning equity awards as of our 2008 fiscal year end, December 31, 2008, held by each of our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options (#)	Option Exercise Price ($)	Option Expira- tion Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Gerry McIlhargey	100,000	-	-	$1.05	August 24, 2011	-	-	-	-

Kenneth L. Johnson	50,000	-	-	$1.05	August 24, 2011	-	-	-	-

John Blackmon	50,000	-	-	$1.05	August 24, 2011	-	-	-	-

Director Compensation

The directors receive no annual compensation other than the options they received for serving on the board of directors of St. Joseph; however, they are reimbursed for out-of-pocket expenses incurred in connection with the Company's business.

On August 24, 2006 each of the directors listed below received fully vested options to purchase up to 50,000 shares of our common stock for agreeing to serve as our directors.  The options have an exercise price of $1.05 and expire on August 24, 2011.  All of these options were still outstanding and unexercised as of December 31, 2008.

As shown by the following table, none of our directors who are not executive officers received any compensation during our fiscal year ended December 31, 2008:

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Bruce Schreiner	-	-	-	-	-	-	-

Donal Ford	-	-	-	-	-	-	-

Maureen O’Brien	-	-	-	-	-	-	-

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is disclosed in Item 5 under “Equity Compensation Plans.”

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 30, 2009 based on information obtained from the persons named below, with respect to the beneficial ownership of the our common stock by (i) each person (including groups) known to us to be the beneficial owner of more than 5 percent of our common stock, and (ii) each Director and Officer, and (iii) all Directors and Officers of the Company, as a group.  Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

Name of Beneficial Owner (1)	Number of Shares of Common Stock (2)		Percent Outstanding	Number of Shares of Series A Preferred Stock (2)	Percent Outstanding
Gerald McIlhargey, President, Chief Executive Officer and Director	889,923	(3)	11.11%	0	0%

Kenneth L. Johnson, Secretary, Treasurer and Director	150,000	(4)	2.01%	0	0%

Bruce Schreiner, Director	50,000	(5)	0.67%	0	0%

Maureen O’Brien, Director	75,000	(4)	1.01%	0	0%

Donal Ford, Director	75,000	(4)	1.01%	0	0%

John Blackmon, President of Staf*Tek Services, Inc.	79,954	(4)	1.07%	0	0%

All Executive Officers and Directors as a Group (5 individuals)	1,319,877		15.99%	0	0%

Hong Kong Base, Ltd. (7)	1,450,000	(8)	15.81%	0	0
Desert Projects, Inc. (9)	1,116,667	(10)	14.30%	0	0
Phyllis L. Bell	560,000	(6)	7.24%	330,000	85.45%

(1)
The address for Messrs. McIlhargey, Johnson, Schreiner, Ford, and Ms. O’Brien is: c/o St. Joseph, Inc., 4870 S. Lewis, Suite 250, Tulsa, Oklahoma 74105.  The address for Hong Kong Base, Ltd. is Unit C, 26th Floor, CNT Tower, 338 Hennessey Road, Wanchai, Hong Kong, China.  The address for Desert Projects, Inc. is 73-185, Suite D, Highway 111, Palm Desert, California, 92260. The address for Ms. Bell is Route 1 Box 650, Haskell, Oklahoma 74436.  Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
Based upon 7,406,802 shares of common stock and 386,208 shares of Series A Preferred Stock issued and outstanding on March 25, 2009. The 3,000,000 shares in the Company’s recently completed private placement were not issued and outstanding as of March 25, 2009. The Company no longer has any shares of Series B Preferred Stock issued and outstanding.  Percentages are rounded to the nearest one hundredth of a percent. As required by Item 403 of Regulation S-B, calculated on the basis of the amount of outstanding securities plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.  The percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)
Includes 500,000 shares of common stock issuable pursuant to subscription in the Company’s recently concluded private placement, and fully vested options to purchase 100,000 shares of our common stock at an exercise price of $1.05 per share.

(4)	Includes fully vested options to purchase 50,000 shares of our common stock at an exercise price of $1.05 per share.

(5)	Includes fully vested options to purchase 50,000 share of our common stock at an exercise price of $1.05 per share.

(6)
Includes 330,000 share of common stock that may be acquired through conversion of 330,000 shares of Series A Preferred Stock, 60,000 shares held by a trust controlled by Ms. Bell and 170,000 of our common stock.

(7)	Hong Kong Base Ltd is a corporation organized under the laws of Hong Kong and is beneficially owned by Yvonne Chun Siu Fun.

(8)	Includes 500,000 shares of common stock issuable pursuant to subscription in the Company’s recently concluded private placement.

(9)	Desert Projects, Inc. is a corporation organized under the laws of the State of Nevada and is beneficially owned by James Ralph Houston.

(10)	Includes 400,000 shares of common stock issuable pursuant to subscription in the Company’s recently concluded private placement

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than disclosed below, none of the directors or executive officers of the Company nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of the Company, nor any promoter of the Company, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of the Company’s 2008 fiscal year or in any presently proposed transaction which, in either case, has or will exceed one percent of the average of the Company’s total assets at year end for the last two completed fiscal years. The Company has not entered into transactions with any member of the immediate families of the foregoing persons, nor is any such transaction proposed.

Gerald McIlhargey

On January 5, 2009, COLEMC Investments, Ltd., a Canadian company owned by Gerald McIlhargey, President and a Director of our Company, purchased 500,000 shares of our common stock in a private placement for $0.05 per share. These shares are deemed to be beneficially owned by Mr. McIlhargey.

Desert Projects Inc. and James Ralph Houston

On January 3, 2009, Desert Projects, Inc., a 10%+ shareholder of the Company, purchased 400,000 shares of our common stock in a private placement for $0.05 per share.  Desert Projects, Inc. is a Nevada corporation beneficially owned by James Ralph Houston.

Hong Kong Base, Ltd.

On February 16, 2009, Hong Kong Base, Ltd., a 10%+ shareholder of the Company, purchased 500,000 shares of our common stock in a private placement for $0.05 per share.  Hong Kong Base, Ltd. is a Hong Kong company beneficially owned by Miss Yvonne Chun Siu Fun.

DIRECTOR INDEPENDENCE

Although we are not “listed” by any exchange with established criteria for determining director independence, we use the criteria established by The NASDAQ Stock Market governing audit committee membership for making such determination for disclosure purposes.  Based on its review of the applicable rules of The NASDAQ Stock Market governing audit committee membership, the Board believes that Bruce Schreiner, Donal Ford, and Maureen O’Brien would be deemed "independent" within the meaning of such rules.

As Bruce Schreiner, Donal Ford, and Maureen O’Brien are the only directors on our audit and compensation committees, such committees have no directors who are not independent.

Because we do not have a nominating committee, our entire Board acts in such capacity, including our two directors who are not independent, Gerald McIlhargey and Kenneth L. Johnson.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

We appointed the accounting firm of Cordovano and Honeck, LLP, located at 88 Inverness Circle East, Building M-103, Englewood, Colorado 80112, to serve as our independent auditors for the fiscal years ended December 31, 2008 and 2007.  During our fiscal years 2008 and 2007, accrued fees owed to Cordovano and Honeck, LLP are as follows:

Audit Fees

2008	2007
$ 26,585.00	$22,420.00

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

Tax Fees

2008	2007
$ 0.00	$0.00

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees
2008	2007
$ 0.00	$0.00

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT NO.	DESCRIPTION OF DOCUMENT
2.1 (5)	Agreement of Share Exchange and Purchase and Sale dated January 2, 2004 between St. Joseph, Inc. and Phyllis L. Bell, and Paul D. Aelmore and Staf-Tek Services, Inc.

3.1 (1)	Articles of Incorporation of Pottery Connection, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on January 19, 2001.

3.3 (5)	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on November 6, 2003.

3.4 (6)	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on September 29, 2006.

3.5 (7)	Articles of Amendment to the Articles of Incorporation filed with the Colorado Secretary of State on May 18, 2007.

3.6 (7)	Articles of Amendment to the Articles of Incorporation filed with the Colorado Secretary of State on May 23, 2007.

3.5 (3)	Bylaws of St. Joseph, Inc. (formerly known as Pottery Connection, Inc.)

4.1 (1)	Specimen form of St. Joseph’s stock certificate for shares of its common stock.

4.2 (10)	2006 Stock Option Plan.

10.1 (3)	Exclusive Agreement between St. Joseph Energy, Inc. and David Johnson.

10.2 (2)	Form of User Agreement for St. Joseph, Inc.

10.3 (9)	Promissory Note dated June 16, 2005 for $96,000 issued by St. Joseph, Inc. to John H. Simmons.

10.4 (9)	Promissory Note dated December 28, 2006 for $25,000 issued by Staf*Tek Services, Inc. to Gerry McIlhargey.

10.5 (8)	Form of Letter Agreement for conversion of Series B Stock to common stock on December 31, 2007.

10.6 (8)	Form of Letter Agreement for conversion of promissory notes to common stock on December 31, 2007.

14.1 (9)	Code of Ethics.

21.1 (9)	Subsidiaries of St. Joseph, Inc.

31.1*	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(1)	Filed on July 23, 2002 as an exhibit to St. Joseph’s registration statement on Form 10SB and incorporated herein by reference.

(2)	Filed on April 15, 2003 as an exhibit to St. Joseph’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(3)	Filed on June 3, 2003 as an exhibit to St. Joseph’s amendment to registration statement on Form 10SB12G/A and incorporated herein by reference.

(4)	Filed on April 15, 2004 as an exhibit to St. Joseph’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference.

(5)	Filed on May 5, 2004 as an exhibit to St. Joseph’s report on Form 8-K dated April 30, 2004 and incorporated herein by reference.

(6)	Filed on November 20, 2006 as an exhibit to St. Joseph’s quarterly report on Form 10-QSB for the quarterly period ended September 30, 2006 and incorporated herein by reference.

(7)	Filed on May 23, 2007 as an exhibit to St. Joseph’s report on Form 8-K dated May 18, 2007 and incorporated herein by reference.

(8)	Filed on January 28, 2008 as an exhibit to St. Joseph’s report on Form 8-K dated December 31, 2007 and incorporated herein by reference.

(9)	Filed on April 20, 2007 as an exhibit to St. Joseph’s amendment 1 to annual report on Form 10-KSB for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(10)	Filed on August 3, 2006 as an exhibit to St. Joseph’s proxy statement on Schedule and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2009

St. Joseph, Inc.

By: /s/ Gerry McIlhargey
Gerry McIlhargey, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Gerry McIlhargey	March 31, 2009
Gerry McIlhargey, President,
Chief Executive Officer and
Director

/s/Kenneth L. Johnson	March 31, 2009
Kenneth L. Johnson,
Secretary-Treasurer and Director

/s/Bruce Schreiner	March 31, 2009
Bruce Schreiner, Director

/s/ Donal Ford	March 31, 2009
Donal Ford, Director

/s/ Maureen O’Brien	March 31, 2009
Maureen O’Brien, Director

ST. JOSEPH, INC.
Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet at December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007	F-4

Consolidated Statement of Changes in Stockholders' Deficit for the years ended
December 31, 2008 and 2007	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	F-6

Notes to Consolidated Financial Statements	F-7 - F-15

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
St. Joseph, Inc.

We have audited the consolidated balance sheet of St. Joseph, Inc. as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of St. Joseph, Inc. as of December 31, 2008, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and has negative working capital and a net capital deficiency at December 31, 2008.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CORDOVANO AND HONECK LLP
Cordovano and Honeck LLP
Englewood, Colorado
March 30, 2009

ST. JOSEPH, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash	$221,992	$204,135
Accounts receivable, net of allowance for doubtful accounts of $2,208	212,821	246,075

Total current assets	434,813	450,210

Property and equipment, net of Accum Dep of $179,606 (2008) and $178,483 (2007)	2,978	2,473
Deposits	1,230	1,230

	$439,021	$453,913

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$264,206	$272,637
Accrued liabilities	18,168	11,456
Accrued preferred dividend	117,311	39,104
Due to former officer	25,000	25,000
Notes payable:
Notes payable	5,000	-
Bank (Note 4)	180,000	195,000
Former Officer (Note 2)	48,120	48,120

Total current liabilities	657,805	591,317

STOCKHOLDERS' DEFICIT (Note 7):
Preferred stock, Series A, $.001 par value, $3.00 face value; 25,000,000 shares authorized, 386,208 shares issued and outstanding	386	386
Common stock, $.001 par value; 100,000,000 shares authorized, 7,406,802 issued and outstanding	7,407	7,407
Additional paid-in capital	1,950,201	1,950,201
Retained deficit	(2,176,778)	(2,095,398)

Total Stockholders' Deficit	(218,784)	(137,404)

	$439,021	$453,913

The accompanying notes are an integral part of the financial statements.

ST. JOSEPH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
	December 31,
	2008	2007
REVENUES:
Contract	$2,432,778	$2,485,279

COST OF REVENUES	1,870,063	1,994,271

Gross Margin	562,715	491,008

COSTS AND EXPENSES:
General and Administrative Expenses	535,469	494,459
Depreciation and Amortization	1,123	3,100
Goodwill Impairment		258,525
Total Costs and Expenses	536,592	756,084

Operating Income (Loss)	26,123	(265,076)

OTHER INCOME AND (EXPENSE):
Interest Income	(1)	1
Other Income (expense)	-	(41,608)
Interest Expense	(29,295)	(28,880)

Net Other Expense	(29,296)	(70,487)

Loss before provision for income taxes	(3,173)	(335,563)

PROVISION FOR INCOME TAXES:
Provision for Federal income tax	-	-
Provision for State income tax	-	-

Total provision for income taxes	-	-

Loss before benefit from tax loss carryforward	(3,173)	(335,563)

Benefit from tax loss carryforward	-	-

Net Loss	(3,173)	(335,563)

Preferred stock dividend requirements	(78,208)	(110,530)

Loss applicable to common stockholders	$(81,381)	$(446,093)

Basic and diluted loss per common share	$(0.01)	$(0.07)

Weighted average common shares outstanding	7,406,802	6,098,253

The accompanying notes are an integral part of the financial statements.

ST. JOSEPH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

							Additional
	Preferred Stock-Series A		Preferred Stock-Series B		Common Stock		Paid-in	Retained
	Shares	Par value	Shares	Par value	Shares	Par value	Capital	Deficit	Total

Balance December 31, 2006	386,208	386	50,000	50	6,049,212	6,049	1,562,565	(1,649,305)	(80,255)

Sale of preferred stock, including Beneficial Conversion Feature totaling $41,667 (Note 4)	-	-	166,667	167	-	-	241,500	-	241,667
Preferred stock dividends (Note 4)	-	-	-	-	-	-	-	(110,530)	(110,530)
Sale of common stock @ $0.30 per share	-	-			214,000	214	63,986	-	64,200
Conversion of series B preferred stock to common stock at $0.30 per share (Note 7)	-	-	(216,667)	(217)	931,667	932	18,785	-	19,500
Conversion of notes payable to common stock (Note 2)	-	-	-	-	189,923	190	54,787	-	54,977
Conversion of notes payable to common stock (Note 2)	-	-	-		22,000	22	8,578	-	8,600
Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	(335,563)	(335,563)

Balance December 31, 2007	386,208	$386	-	-	7,406,802	$7,407	$1,950,201	$(2,095,398)	$(137,404)

Preferred stock dividends (Note 4)	-	-	-	-	-	-	-	(78,207)	(78,207)

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	(3,173)	(3,173)

Balance December 31, 2008	386,208	$386	-	$-	7,406,802	$7,407	$1,950,201	$(2,176,778)	$(218,784)

The accompanying notes are an integral part of the financial statements.

ST. JOSEPH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

	Twelve Months Ended
	December 31,
OPERATING ACTIVITIES	2008	2007

Net loss	$(3,173)	$(335,563)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,123	3,100
Stock Issued for interest expense	-	5,000
Goodwill impairment	-	258,525
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	33,254	(19,453)
Increase in allowance for doubtful accounts	-	2,208
Increase (decrease) in accounts payable	(8,431)	(2,501)
Decrease in accrued liabilities	6,712	35,645

Net cash provided by (used in) operating activities	29,485	(53,039)

INVESTING ACTIVITIES
Equipment acquisitions	(1,628)	(2,473)

Net cash used in investing activities	(1,628)	(2,473)

FINANCING ACTIVITIES
Payments on line of credit	(15,000)	(5,000)
Proceeds from notes payable	5,000	-
Proceeds from notes payable to related parties	-	36,000
Payments on notes payable to related parties	-	(4,527)
Payments on preferred stock dividends	-	(90,926)
Proceeds from sale of common stock	-	64,200
Proceeds from sale of preferred stock	-	241,667

Net cash provided by (used in) financing activities	(10,000)	241,414

INCREASE (DECREASE) IN CASH	17,857	185,902

CASH AT BEGINNING OF PERIOD	204,135	18,233

CASH AT END OF PERIOD	$221,992	$204,135

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$29,295	$28,880
Income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

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

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2008 and 2007 included in this report include the activities of St. Joseph, Inc. and its wholly-owned subsidiary, Staf*Tek. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net capital deficiency at December 31, 2008. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

Cash Equivalents and Fair Value of Financial Instruments

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2008 and 2007.

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

Goodwill and Impairment

The Company tested its goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the impairment test as of December 31, 2007 and determined that there was potential impairment of the goodwill. The Company performed the second step as of and determined that the goodwill balance of $258,525 was impaired. Accordingly, the Company wrote-off its goodwill totaling $258,525 in the accompanying consolidated financial statements for the year ended December 31, 2007. Following the impairment charge, there is no goodwill balance remaining at December 31, 2008.

Impairment and Disposal of Long-lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. Other than the goodwill impairment discussed above, no SFAS No. 144 impairments have been recognized for the years ended December 31, 2008 and 2007.

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

ST. JOSEPH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs

The Company expenses all advertising as incurred. The Company incurred advertising costs totaling $4,405 and $5,295 for the years ended December 31, 2008 and 2007, respectively.

Loss Per Common Share

The Company reports earnings (loss) per share using a dual presentation of basic and diluted earnings per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. Preferred stock and common stock options outstanding at December 31, 2007 were not included in the diluted loss per share as all 386,208 preferred shares and all 760,000 options were anti-dilutive. Preferred stock and common stock options outstanding at December 31, 2008 were not included in the diluted loss per share as all 386,208 preferred shares and all 560,000 options were anti-dilutive. Therefore, basic and diluted losses per share at December 31, 2008 were equal.

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

For the period ended December 31, 2008, the Company realized $0 in stock-based compensation expense.

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

ST. JOSEPH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 16, 2005, we issued our president at the time, John Simmons, a promissory note in the amount of $96,000. This note replaced and superseded a promissory note that we issued to Mr. Simmons in December of 2003. The note carries a ten percent interest rate, payable quarterly and matured on June 16, 2006. Mr. Simmons resigned as our President, Chief Executive Officer on May 17, 2006 and as our Director on May 30, 2006. During the year ended December 31, 2008, we did not repay any balance under the note. As of December 31, 2008, we owed $48,120 in principal and $2,406 in accrued interest on the note. The note obligation is included in the accompanying consolidated balance sheet as Note payable, former officer.  Under the terms of the note, we are currently in default of the note. Mr. Simmons has instituted legal proceedings to collect this note and if he prevails, we will have to pay Mr. Simmons his court costs, including reasonable attorneys’ fees. However, we believe that the amount owed to Mr. Simmons on the note is fully or partially offset by sums owed to us in connection with expense reimbursements that were paid to Mr. Simmons while he was the President of our Company and to which we believe he may not have the rights. We currently have a lawsuit against Mr. Simmons in the U.S. District Court, Northern District of Texas, Dallas Division, to recover damages against Mr. Simmons of not less than $75,000, plus attorneys’ fees, costs of litigation, interest and tremble damages.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2008 and 2007:
	2008	2007
Furniture and fixtures	$35,447	$35,447
Office equipment	59,923	88,295
Computer equipment	37,629	37,629
Leasehold improvements	19,585	19,585

Total property and equipment	152,584	180,956
Less accumulated depreciation	(149,606)	(178,483)

Property and equipment, net	$2,978	2,473

Depreciation expense totaled $1,123 and $3,100, respectively, for the years ended December 31, 2008 and 2007.

NOTE 4 – LINE OF CREDIT

The Company has a $200,000 line of credit of which $180,000 was unpaid and outstanding at December 31, 2008 and $195,000 was unpaid and outstanding at December 31, 2007. The interest rate on the credit line 6.79 percent at December 31, 2008.  Interest payments are due monthly.  The note matures April 7, 2009.

ST. JOSEPH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONCENTRATION OF CREDIT RISK

The Company conducts a significant portion of its operations with one customer. During the year ended December 31, 2008, approximately 73 percent of the Company's service revenues were conducted with this one customer. During the year ended December 31, 2007, approximately 79 percent of the Company's service revenues were conducted with one customer.

NOTE 6 – INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

	Years Ended
	December 31,
	2008	2007
U.S. Federal statutory rate	15.73%	34.00%
State income tax, net of federal benefit	3.90%	4.00%
Permanent book-to-tax differences	-0.00%	-0.03%
Timing Differences	-0.00%	-0.03%
Net operating loss for which no tax
benefit is currently available	-19.63%	-37.94%
	0.00%	0.00%

At December 31, 2008, the Company's current tax benefit consisted of a net tax asset of $232,867 due to operating loss carryforwards of approximately $932,509 which was fully allowed for, in the valuation allowance of $232,867. The valuation allowance results in deferred tax expense, which offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2008 and 2007 were $623 and $19,229, respectively. Net operating loss carry forwards will expire through 2028.

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

NOTE 7 – SHAREHOLDERS' EQUITY

Preferred Stock

During the year ended December 31, 2008, the Company did not issue any Series A Convertible Preferred Stock.  The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series.  In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock that remain outstanding at December 31, 2008.  Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, which is paid quarterly on a calendar basis for a period of 5 years.

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

The fair value for the options granted during the year ended December 31, 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.78%
Dividend yield	0.00%
Volatility factor	29.02%
Weighted average expected life	5 years

The following schedule summarizes the changes in the Company’s equity awards for the years ended December 31, 2008 and 2007:

			Weighted	Weighted
	Awards		Average	Average
	Outstanding	Exercise	Exercise	Remaining	Aggregate
	and	Price	Price	Contractual	Intrinsic
	Exercisable	Per Share	Per Share	Life	Value

Outstanding at January 1, 2007	760,000	$0.10	$0.10
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Expired.	-	$-	$-
Outstanding at December 31, 2007	760,000	$0.10 - $1.05	$0.61

Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Expired	(200,000)	$-	$-
Outstanding at December 31, 2008	560,000	$0.10 - $1.05	$0.80	2.8 years	$-

All equity awards were fully vested as of December 31, 2008.  Aggregate Intrinsic Value is calculated by determining the amount by which the market price of the stock exceeds the exercise price of the options on December 31, 2008, and then multiplying that amount by the number of options.  The exercise price exceeds the market value of the stock on December 31, 2008; therefore the Aggregate Intrinsic Value is zero.

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

In connection with the cancellation of the options previously granted to Mr. Simmons, the Board of Directors cancelled 250,000 shares of common stock that were previously issued to Mr. Simmons pursuant to the exercise of these now cancelled options.  As of December 31, 2008, the Company had not refunded the $25,000 received from Mr. Simmons to exercise the stock options.  The $25,000 liability is included in the accompanying consolidated financial statements as Due to former officer.

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

On September 4, 2008, Phyllis L. Bell and Paul D. Aelmore filed a lawsuit in United States District Court, Northern District of Oklahoma, Case No. 08-CF-00470-TCK-SAJ against the Company, and officers and directors of the Company. Ms. Bell and Mr. Aelmore are holders of the Company’s Series A Convertible Preferred Stock which they received for selling Staf*Tek Services, Inc. to the Company in January 2004 pursuant to an Agreement of Share Exchange and Purchase and Sale (the “Purchase Agreement”). The complaint alleged, among other things, that the Company breached the Share Purchase Agreement by failing to pay dividends on the Series A Convertible Preferred Stock. The Company has been accruing the dividends following a determination by its management that the Company did not have funds legally available for distribution. The complaint also alleges that the Company made misrepresentations that under circumstances that constituted fraudulent inducement, fraud and/or constructive fraud, and breached its duty to deal in good faith with the plaintiffs. The plaintiffs seek unspecified damages against the Company and the other defendants for compensatory and punitive damages in excess of $75,000, costs, and pre-judgment interest. The Company has made a settlement offer of $2,500 per month to be distributed among the Preferred A shareholders.  The costs of defending against the complaint could be substantial; however we are unable to predict an exact amount, or even a meaningful estimate, at this time.

ST. JOSEPH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – SUBSEQUENT EVENT

As of March 25, 2009, we sold 3,000,000 shares of common stock to 11 accredited investors at a price of $0.05 per share for projected gross proceeds of $150,000, of which $100,000 has already been received by the Company. No underwriters were used and no underwriting discounts or commissions were payable.

The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold to only to accredited investors; as such term is defined by Rule 501 of Regulation D.  All of the shares sold in the private placement are restricted securities pursuant to Rule 144.