Form 10-Q
period 2009-03-31
ST JOSEPH INC
filed 2009-05-15
CIK 1177135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  9,906,802 shares as of May 14, 2009.

ST. JOSEPH, INC.
Form 10-Q

Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	UNAUDITED	AUDITED
	March 31,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash	$298,868	$221,992
Accounts receivable, net of allowance for doubtful accounts of $2,208	176,318	212,821

Total current assets	475,186	434,813

Property and equipment, net of Accum Dep of $179,893 (3/31/09) and $179,606 (12/31/08)	2,691	2,978
Deposits	1,230	1,230

	$479,107	$439,021

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$197,316	$264,206
Accrued liabilities	33,586	18,168
Accrued preferred dividend	117,311	117,311
Due to former officer	25,000	25,000
Notes payable:
Notes payable	5,000	5,000
Bank (Note 4)	180,000	180,000
Former Officer (Note 2)	48,120	48,120

Total current liabilities	606,333	657,805

STOCKHOLDERS' DEFICIT (Note 7):
Preferred stock, Series A, $.001 par value, $3.00 face value; 25,000,000 shares authorized, 386,208 shares issued and outstanding	386	386
Common stock, $.001 par value; 100,000,000 shares authorized, 9,906,802 (3/31/09) and 7,406,802 (12/31/08) issued and outstanding	9,907	7,407
Additional paid-in capital	2,072,701	1,950,201
Retained deficit	(2,210,220)	(2,176,778)

Total Stockholders' Deficit	(127,226)	(218,784)

	$479,107	$439,021

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended
	March 31,
	2009	2008
REVENUES:
Contract	$373,350	$640,457

COST OF REVENUES	292,481	510,748

Gross Margin	80,869	129,709

COSTS AND EXPENSES:
General and Administrative Expenses	110,979	120,197
Depreciation and Amortization	287	1,013
Total Costs and Expenses	111,266	121,210

Operating Income (Loss)	(30,397)	8,499

OTHER INCOME AND (EXPENSE):
Interest Income	-	-
Other Income (expense)	400	(100)
Interest Expense	(3,444)	(10,044)

Net Other Expense	(3,044)	(10,144)

Loss before provision for income taxes	(33,441)	(1,645)

PROVISION FOR INCOME TAXES:
Provision for Federal income tax	-	-
Provision for State income tax	-	-

Total provision for income taxes	-	-

Loss before benefit from tax loss carryforward	(33,441)	(1,645)

Benefit from tax loss carryforward	-	-

Net Loss	(33,441)	(1,645)

Preferred stock dividend requirements	-	(19,552)

Loss applicable to common stockholders	$(33,441)	$(21,197)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	9,240,135	7,406,802

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
UNAUDITED

					Additional
	Preferred Stock-Series A		Common Stock		Paid-in	Retained
	Shares	Par value	Shares	Par value	Capital	Deficit	Total

Balance December 31, 2008	386,208	$386	7,406,802	$7,407	$1,950,201	$(2,176,779)	$(218,785)

Sale of common stock @ $0.05 per share	-	-	2,500,000	2,500	122,500		125,000

Net loss for the three months ended March 31, 2009	-	-	-	-	-	(33,441)	(33,441)

Balance March 31, 2009	386,208	386	9,906,802	9,907	2,072,701	(2,210,220)	(127,226)

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
UNDAUDITED

	Three Months Ended
	March 31,
	2009	2008
OPERATING ACTIVITIES

Net loss	$(33,441)	$(1,645)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	287	1,013
Changes in operating assets and liabilities:
Increase/decrease in accounts receivable	36,503	(26,582)
Increase in allowance for doubtful accounts	-	-
Increase (decrease) in accounts payable	(66,890)	(27,529)
Decrease in accrued liabilities	15,417	38,033

Net cash provided by (used in) operating activities	(48,124)	(16,710)

INVESTING ACTIVITIES
Equipment acquisitions	-	(1,628)

Net cash used in investing activities	-	(1,628)

FINANCING ACTIVITIES
Payments on line of credit	-	-
Proceeds from notes payable	-	-
Proceeds from notes payable to related parties	-	-
Payments on notes payable to related parties	-	-
Payments on preferred stock dividends	-	-
Proceeds from sale of common stock	125,000	-
Proceeds from sale of preferred stock	-	-

Net cash provided by (used in) financing activities	125,000	-

INCREASE (DECREASE) IN CASH	76,876	(18,338)

CASH AT BEGINNING OF PERIOD	221,992	204,135

CASH AT END OF PERIOD	$298,868	$185,797

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$3,444	$3,870
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

The condensed financial statements presented herein have been prepared by St. Joseph, Inc. (the “Company”) in accordance with the instructions for Form 10-Q and the accounting policies described in its Form 10-K for the year ended December 31, 2008, and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented.  The results of operations presented for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

(2)	Related Party Transactions

On June 16, 2005, we issued our President at the time, John Simmons, a promissory note in the amount of $96,000. This note replaced and superseded a promissory note that we issued to Mr. Simmons in December of 2003. The note carries a ten percent interest rate, payable quarterly and matured on June 16, 2006. Mr. Simmons resigned as our President, Chief Executive Officer on May 17, 2006 and as our Director on May 30, 2006. During the quarter ended March 31, 2009, we did not repay any balance under the note. As of September 30, 2006, we owed $48,120 in principal and $2,406 in accrued interest on the note. The note obligation is included in the accompanying condensed consolidated balance sheet as Note payable, former officer.  Under the terms of the note, we are currently in default of the note. Mr. Simmons has instituted legal proceedings to collect this note and if he prevails, we will have to pay Mr. Simmons his court costs, including reasonable attorneys’ fees. However, we believe that the amount owed to Mr. Simmons on the note is fully or partially offset by sums owed to us in connection with expense reimbursements that were paid to Mr. Simmons while he was the President of our Company and to which we believe he may not have the rights. We currently have a lawsuit against Mr. Simmons in the U.S. District Court, Northern District of Texas, Dallas Division, to recover damages against Mr. Simmons of not less than $75,000, plus attorneys’ fees, costs of litigation, interest and tremble damages.

(3)	Line of Credit

The Company has a $200,000 line of credit.  At March 31, 2009, the Company has an unpaid and outstanding balance of $180,000.  Interest payments are due monthly.  The Company paid $2,409 in interest payments during the quarter ended March 31, 2009.  The line matures on July 7, 2009.

(4)	Shareholders’ Equity

Preferred Stock

During the three months ended March 31, 2009, the Company did not issue any Series A Convertible Preferred Stock.  The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series.  In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock that remain outstanding at March 31, 2009.  Each share of Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, payable on a quarterly basis out of funds legally available therefor, for a period of 5 years or until December 31, 2008.  As the Company did not have funds legally available for distribution at times during this 5-year period, Series A Convertible Preferred Stock dividends in the amount of $117,311 as of March 31, 2009 have been accrued to be paid at such time as the Company may legally do so.

Common Stock

In a private placement completed in the quarter ended March 31, 2009, the Company sold 3,000,000 shares of common stock to 11 accredited investors at a price of $0.05 per share for projected gross proceeds of $150,000, of which $125,000 was received by the Company in the quarter ended March 31, 2009 and $25,000 remains payable.  No underwriters were used and no underwriting discounts or commissions were payable.

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

Common Stock Options

The following schedule summarizes the changes in the Company’s equity awards for the three months ended March 31, 2009:

			Weighted	Weighted
	Awards		Average	Average
	Outstanding	Exercise	Exercise	Remaining	Aggregate
	and	Price	Price	Contractual	Intrinsic
	Exercisable	Per Share	Per Share	Life	Value

Outstanding at January 1, 2009	560,000	$0.10 - $1.05	$0.80	2.8 years
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Expired	(150,000)	$0.10	$-
Outstanding at March 31, 2009	410,000	$1.05	$1.05	2.4 years	$ -

(5)	Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

(6)	Concentration of Credit Risk

The Company conducts a significant portion of its operations with one customer. During the three months ended March 31, 2009, approximately 83 percent of the Company's service revenues were conducted with this one customer.

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

On October 11, 2007, we re-filed this lawsuit in United States District Court, Northern District of Texas, Dallas Division, Civil Action No. 307CV1718-R for the same causes of action and asking for the same relief. Although we believe that our claims against Mr. Simmons are meritorious, there can be no assurance that we will prevail in this litigation. At this time, we cannot estimate any possible loss from this litigation in the event that we do not prevail.

On October 3, 2007, Mr. Simmons filed a lawsuit in United States District Court, Dallas County, Civil Action No. DC-07-11801 against the Company, its officers, and other individuals.  The complaint alleged, among other things, that Mr. Simmons' 1,900,000 options were converted and that the Company failed to repay a $96,000 promissory note and breached a duty to indemnify Mr. Simmons in relation to previously filed litigation. The complaint also makes a variety of accusations against the Company’s officers and other individuals, including accusations that these individuals breached fiduciary duties with regard to Mr. Simmons, engaged in fraud and conspiracy to commit fraud, and converted shares and options owned by him. Mr. Simmons seeks unspecified damages, both actual and exemplary, against the Company and the other defendants.  During the quarter ended March 31, 2008, Gerald McIlhargey, Maureen O’Brien, Donal Ford and Bruce Schreiner, and David Core were all released from the suit as defendants. The Company believes that Mr. Simmons accusations are without factual basis and intends to vigorously defend against the lawsuit.   The costs of defending against the complaint could be substantial; however we are unable to predict an exact amount, or even a meaningful estimate, at this time.

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

On September 4, 2008, Phyllis L. Bell and Paul D. Aelmore filed a lawsuit in United States District Court, Northern District of Oklahoma, Case No. 08-CF-00470-TCK-SAJ against the Company, and officers and directors of the Company. Ms. Bell and Mr. Aelmore are holders of the Company’s Series A Convertible Preferred Stock which they received for selling Staf*Tek Services, Inc. to the Company in January 2004 pursuant to an Agreement of Share Exchange and Purchase and Sale (the “Purchase Agreement”). The complaint alleged, among other things, that the Company breached the Share Purchase Agreement by failing to pay dividends on the Series A Convertible Preferred Stock. The Company has been accruing the dividends following a determination by its management that the Company did not have funds legally available for distribution. The complaint also alleges that the Company made misrepresentations that under circumstances that constituted fraudulent inducement, fraud and/or constructive fraud, and breached its duty to deal in good faith with the plaintiffs. The plaintiffs seek unspecified damages against the Company and the other defendants for compensatory and punitive damages in excess of $75,000, costs, and pre-judgment interest. The Company is currently making efforts to reach a settlement with the plaintiffs, but cannot provide any assurance that such efforts will be successful. The costs of defending against the complaint could be substantial; however we are unable to predict an exact amount, or even a meaningful estimate, at this time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Staf*Tek Services, Inc.

Staf*Tek Services, Inc. (“Staf*Tek”) was organized as an Oklahoma corporation on January 2, 1997. On January 2, 2004, we closed our acquisition of Staf*Tek pursuant to an agreement by which we acquired 100% percent of the  issued and outstanding shares of Staf*Tek's common stock in exchange for (i) 380,500 shares of our $.001 par value Series A convertible preferred stock; (ii) 219,500 shares of our $.001 par value common stock; and (ii) $200,000 in cash. Our Series A convertible preferred stock has a face value of $3.00 per share with a yield of 6.75% dividend per annum, payable on a quarterly basis out of funds legally available therefor, for a period of five years.  As the Company did not have funds legally available for distribution at times during this 5-year period, Series A Convertible Preferred Stock dividends in the amount of $117,312 as of March 31, 2009 have been accrued to be paid at such time as the Company may legally do so.

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

Results of Operations for the Three Months Ended March 31, 2009 and 2008

	For the Three Months Ended
	March 31, 2009		March 31, 2008		Change	Change
	$	% of Revenue	$	% of Revenue	$	%
Net Revenues	$373,350	100.00%	$640,457	100.00%	$(267,107)	(41.71)%
Cost of Revenues	292,481	78.34%	510,748	79.75%	(218,267)	(42.73)%

Gross Margin (Loss)	80,869	21.66%	129,709	20.25%	(48,840)	(37.65)%

Operating Expenses
Selling, General and Administrative Expenses	110,979	29.73%	120,197	18.77%	(9,218)	(7.67)%
Depreciation and Amortization	287	0.08%	1,013	0.16%	(726)	(71.67)%
Total Operating Expenses	$111,266	29.80%	$121,210	18.93%	$(9,944)	(8.20)%

Income (Loss) from Operations	$(30,397)	(8.14)%	8,499	1.33%	(38,896)	(457.65)%

Other Income (Expense)
Interest Income		0.00%	-	0.00%	0	0.00%
Other Income (Expense)	400	0.11%	(100.00)	(0.02)%	500	(500.00)%
Interest Expense	(3,444)	(0.92)%	(10,044)	(1.57)%	6,600	(65.71)%
Net Other Expense	$(3,044)	(0.82)%	$(10,144)	(1.58)%	$7,100	(69.99)%

Loss before provision for income tax	(33,441)	(8.96)%	(1,645)	(0.26)%	(31,796)	1,932.89%
Provision for Income Taxes	0	0.00%	-	0.00%	0	0.00%

Net Income (Loss)	$(33,441)	(8.96)%	$(1,645)	(0.26)%	$(31,796)	1,932.89%

Gross Profit

For the three-month period ended March 31, 2009, we had a gross margin of $80,869 compared to a gross margin of $129,709 for the three-month period ended March 31, 2008.  This decrease in our gross profitability of $48,840, or approximately 37.65 % over the prior period, is due primarily to lower number of contractors and renegotiated bill rates as explained below.

Revenues for the three-month period ended March 31, 2009 decreased to $373,350 from $640,457 for the three-month period ended March 31, 2008.  This decrease in net revenues of $267,107, or approximately 41.71%, over the prior period, is due primarily to lower number of contractors and renegotiated bill rates.

Cost of revenues for the three-month period ended March 31, 2009 decreased to $292,481 from $510,748 for the three-month period ended March 31, 2008.  This decrease in cost of revenues of $218,267, or approximately  42.73%, over the prior period, is due primarily to lower number of contractors and renegotiated bill rates.

Total Costs and Expenses

Total costs and expenses for the three-month period ended March 31, 2009 decreased to $111,266 from $121,210 for the three-month period ended March 31, 2008.  This decrease in our total operating expenses of $9,944 is approximately 8.20 % over that of the prior period.

General and administrative expenses for the three-month period ended March 31, 2009 decreased to $110,979 from $120,197 for the three-month period ended March 31, 2008.  This decrease in general and administrative expenses of $9,218 is approximately 7.67 % over that of the prior period.

Other Income/Expenses

Interest expense for the three-month period ended March 31, 2009 decreased to $3,444 from $10,044 for the three-month period ended March 31, 2008.  This decrease in interest expense of $6,600, or approximately 65.71 % over the prior period, is due primarily to the decrease in interest due on legal fees and our line of credit.

For the three-month period ended March 31, 2009, we had other income of $400 compared to other expenses of $100 for the three-month period ended March 31, 2008.  This decrease of other expenses of $500, or approximately 500 % over the prior period, is due primarily to the sale of office furniture.

For the three-month period ended March 31, 2009, we had total other expenses in the amount of $3,044 compared to $10,144 in total other expenses for the three-month period ended March 31, 2008. This decrease of $7,100 is approximately 69.99 % over the prior period.

Profits

For the three-month period ended March 31, 2009, we incurred an operating loss of $30,397 compared to an operating profit for the three-month period ended March 31, 2008 of $8,499.  This decrease in operating profits is due primarily to lower margins and decreased number of revenue generating contractor placements.

Net loss for the three-month period ended March 31, 2009 increased to $33,441 from $1,645 for the three-month period ended March 31, 2008. This increase in losses of $31,796 or 1,932.89 % over the prior period is due primarily to lower margins and decreased number of revenue generating contractor placements as discussed above.

Liquidity and Capital Resources

As of March 31, 2009, we had a cash reserve of $298,868.  During the three-months ended March 31, 2009, we used cash in the amount of $48,124 in our operating activities.  During this period $125,000 of new funds were raised.

During the three months ended March 31, 2009 and 2008, the Company’s cash activities were as follows:

	2009	2008
Cash used for operating activities	(48,124)	$(16,710)
Cash used in investing activities	-	$(1,628)
Cash provided by financing activities	125,000	-

Internal Sources of Liquidity

For the three months ended March 31, 2009, the funds generated from our operations were insufficient to fund our daily operations.  For the three months ended March 31, 2009, we had a gross margin of $80,869, and we were thus unable to meet our operating expenses of $110,979 for the same period.  After accounting for our total other expenses (mostly interest expenses) of $ 3,444 for this period, we suffered a net loss of $33,441 for the period. We can provide no assurance that funds from our operations will continue to meet the requirements of our daily operations in the future.  In the event that funds from our operations are insufficient to meet our expenses, we will need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

Because the funds generated from our operations have been not been sufficient to fully fund our operations, we have been on dependent on debt and equity financing to make up the shortfall. We actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. There can be no assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing stockholders. As a result, our independent registered public accounting firm has issued a “going concern” modification to its report on our audited financial statements for the year ended December 31, 2008.

We have been utilizing a $200,000 line of credit in order to meet our operating expenses. This line of credit is secured by most of our assets and expires on July 7, 2009.  Interest is due on the line of credit at the rate of 6.79% per annum and interest payments are due monthly. As of March 31, 2009, the line of credit had an outstanding balance of $180,000.

During the quarter ended March 31, 2009, we completed a private offering we commenced in October 2008. In the private placement we sold 3,000,000 shares of common stock to 11 accredited investors at a price of $0.05 per share for projected gross proceeds of $150,000, of which $125,000 has already been received by the Company.  Of these amounts, during the quarter ended March 31, 2009, we sold 2,300,000 shares of common stock to seven accredited investors for projected gross proceeds of $115,000 of which $90,000 has been received by the Company as of the date of this report.  Of the 3,000,000 shares sold in the private placement, 500,000 shares have not yet been issued and consequently are not reflected in the number of our issued and outstanding shares on the cover of this report.

As of March 31, 2009, we had debt owing to a former officer aggregating $48,120 as further discussed in Item 3 of Part II of this report.

Off Balance Sheet Arrangements

We do not have nor do we maintain any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Risk Factors

Reference is made to “Risk Factors” included in our Annual Report on Form 10-KSB for the year ended December 31, 2008 for information concerning risk factors. There have been no material changes in the risk factors since the filing of this Annual Report with the SEC on March 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Gerald McIlhargey, and our Treasurer, Mr. Kenneth L. Johnson (collectively, the “Certifying Officers”).  Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, March 31, 2009, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Internal Control over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2009. Based upon this evaluation, our Certifying Officers have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 11, 2007, we re-filed this lawsuit in United States District Court, Northern District of Texas, Dallas Division, Civil Action No. 307CV1718-R for the same causes of action and asking for the same relief. Although we believe that our claims against Mr. Simmons are meritorious, there can be no assurance that we will prevail in this litigation. At this time, we cannot estimate any possible loss from this litigation in the event that we do not prevail.

On October 3, 2007, Mr. Simmons filed a lawsuit in United States District Court, Dallas County, Civil Action No. DC-07-11801 against the Company, its officers, and other individuals.  The complaint alleged, among other things, that Mr. Simmons' 1,900,000 options were converted and that the Company failed to repay a $96,000 promissory note and breached a duty to indemnify Mr. Simmons in relation to previously filed litigation. The complaint also makes a variety of accusations against the Company’s officers and other individuals, including accusations that these individuals breached fiduciary duties with regard to Mr. Simmons, engaged in fraud and conspiracy to commit fraud, and converted shares and options owned by him. Mr. Simmons seeks unspecified damages, both actual and exemplary, against the Company and the other defendants.  During the quarter ended March 31, 2008, Gerald McIlhargey, Maureen O’Brien, Donal Ford and Bruce Schreiner, and David Core were all released from the suit as defendants. The Company believes that Mr. Simmons accusations are without factual basis and intends to vigorously defend against the lawsuit.   The costs of defending against the complaint could be substantial; however we are unable to predict an exact amount, or even a meaningful estimate, at this time.

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

On September 4, 2008, Phyllis L. Bell and Paul D. Aelmore filed a lawsuit in United States District Court, Northern District of Oklahoma, Case No. 08-CF-00470-TCK-SAJ against the Company, and officers and directors of the Company. Ms. Bell and Mr. Aelmore are holders of the Company’s Series A Convertible Preferred Stock which they received for selling Staf*Tek Services, Inc. to the Company in January 2004 pursuant to an Agreement of Share Exchange and Purchase and Sale (the “Purchase Agreement”). The complaint alleged, among other things, that the Company breached the Share Purchase Agreement by failing to pay dividends on the Series A Convertible Preferred Stock. The Company has been accruing the dividends following a determination by its management that the Company did not have funds legally available for distribution. The complaint also alleges that the Company made misrepresentations that under circumstances that constituted fraudulent inducement, fraud and/or constructive fraud, and breached its duty to deal in good faith with the plaintiffs. The plaintiffs seek unspecified damages against the Company and the other defendants for compensatory and punitive damages in excess of $75,000, costs, and pre-judgment interest. The Company is currently making efforts to reach a settlement with the plaintiffs, but cannot provide any assurance that such efforts will be successful.    The costs of defending against the complaint could be substantial; however we are unable to predict an exact amount, or even a meaningful estimate, at this time.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 2009 through February 2009, we sold 2,300,000 shares of common stock to seven accredited investors for projected gross proceeds of $115,000, of which $90,000 has been received by the Company as of the date of this report and $25,000 remains payable.  The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold to only to accredited investors, as such term is defined by Rule 501 of Regulation D.  All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Other than discussed below, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any of our indebtedness exceeding 5% of our total assets.

On June 16, 2005, we issued John Simmons, our President at the time, a promissory note in the amount of $96,000. This note replaced and superseded a promissory note that we issued to Mr. Simmons in December of 2003. The note carries a ten percent interest rate, payable quarterly and matured on June 16, 2006. Mr. Simmons resigned as our President, Chief Executive Officer on May 17, 2006 and as our Director on May 30, 2006. During the three months ended March 31, 2009, we did not repay any balance under the note. As of March 31, 2009, we owed $48,120 in principal and $2,406 in accrued interest on the note.

Under the terms of the note, we are currently in default of the note. Mr. Simmons decided to institute legal proceeding to collect this note and if he prevails, we will have to pay Mr. Simmons his court costs, including reasonable attorneys’ fees. However, we believe that the amount owed to Mr. Simmons on the note is fully or partially offset by sums owed to us in connection with expense reimbursements that were paid to Mr. Simmons while he was the President of our Company and to which we believe he may not have the rights. The Company believes any sums owed by Mr. Simmons to the Company will offset amounts payable to him pursuant to the note.

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

No matters were submitted to a vote of our security holders during the three-month period ended March 31, 2009.

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

Date: May 15, 2009

ST. JOSEPH, INC.

/s/ GERALD MCILHARGEY
Gerald McIlhargey, Chief Executive Officer