Form 10-Q
period 2009-06-30
ST JOSEPH INC
filed 2009-08-14
CIK 1177135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
☐ Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  10,406,802 shares as of July 30, 2009.

ST. JOSEPH, INC.
Form 10-Q

Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	UNAUDITED	AUDITED
	June 30,	December 31,
	2009	2008
CURRENT ASSETS:
Cash	$267,286	$221,992
Accounts receivable, net of allowance for doubtful accounts of $2,208	49,904	212,821

Total current assets	317,190	434,813

Property and equipment, net of Accum Dep of $180,180 (6/30/09) and $179,606 (12/31/08)	2,404	2,978
Deposits	1,230	1,230

	$320,824	$439,021

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$191,030	$264,206
Accrued liabilities	9,000	18,168
Accrued preferred dividend	101,183	117,311
Due to former officer	-	25,000
Notes payable:
Notes payable	-	5,000
Bank (Note 3)	180,000	180,000
Former Officer (Note 2)	-	48,120

Total current liabilities	481,213	657,805

STOCKHOLDERS' DEFICIT (Note 7):
Preferred stock, Series A, $.001 par value, $3.00 face value; 25,000,000 shares authorized, 386,208 shares issued and outstanding	386	386
Common stock, $.001 par value; 100,000,000 shares authorized, 10,406,802 (6/30/09) and 7,406,802 (12/31/08) issued and outstanding	10,407	7,407
Additional paid-in capital	2,097,201	1,950,201
Retained deficit	(2,268,383)	(2,176,778)

Total Stockholders' Deficit	(160,389)	(218,784)

	$320,824	$439,021

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES:
Contract	$176,901	$643,824	$550,251	$1,284,281

COST OF REVENUES	136,576	475,487	429,057	986,235

Gross Margin	40,325	168,337	121,194	298,046

COSTS AND EXPENSES:
General and Administrative Expenses	115,242	142,420	226,221	262,617
Depreciation and Amortization	287	(465)	574	548
Total Costs and Expenses	115,529	141,955	226,795	263,165

Operating Income (Loss)	(75,204)	26,382	(105,601)	34,881

OTHER INCOME AND (EXPENSE):
Interest Income	-	-	-	-
Other Income (expense)	25,526	-	25,926	(100)
Interest Expense	(8,485)	(6,390)	(11,929)	(16,434)

Net Other Expense	17,041	(6,390)	13,997	(16,534)

Loss before provision for income taxes	(58,163)	19,992	(91,604)	18,347

PROVISION FOR INCOME TAXES:
Provision for Federal income tax	-	2,999	-	2,752
Provision for State income tax	-	1,200	-	1,101

Total provision for income taxes	-	4,199	-	3,853

Loss before benefit from tax loss carryforward	(58,163)	15,793	(91,604)	14,494

Benefit from tax loss carryforward	-	4,199	-	3,853

Net Loss	(58,163)	19,992	(91,604)	18,347

Preferred stock dividend requirements	-	(19,552)	-	(39,104)

Loss applicable to common stockholders	$(58,163)	$440	$(91,604)	$(20,757)

Basic and diluted loss per common share	$(0.01)	$0.00	$(0.01)	$(0.00)

Weighted average common shares outstanding	10,156,802	7,406,802	9,573,469	7,406,802

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
UNAUDITED

	Preferred Stock-Series A		Common Stock		Additional
	Shares	Par value	Shares	Par value	Paid-in Capital	Retained Deficit	Total
Balance December 31, 2008	386,208	$386	7,406,802	$7,407	$1,950,201	$(2,176,779)	$(218,785)

Sale of common stock @ $0.05 per share	-	-	2,900,000	2,900	142,100		145,000

Conversion of Notes Payable @$0.05 per share	-	-	100,000	100	4,900		5,000

Net loss for the six months ended June 30, 2009	-	-	-	-	-	(91,604)	(91,604)

Balance June 30, 2009	386,208	386	10,406,802	10,407	2,097,201	(2,268,383)	(160,389)

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
UNDAUDITED

	Six Months Ended
	June 30,
OPERATING ACTIVITIES	2009	2008
Net loss	$(91,604)	$18,347
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	574	548
Gain on settlement of note payable due to
related party and related accrued interest	(25,526)
Changes in operating assets and liabilities:
Increase/decrease in accounts receivable	162,917	(43,219)
Increase in allowance for doubtful accounts	-	-
Increase (decrease) in accounts payable	(73,176)	(2,844)
Decrease in accrued liabilities	(6,763)	11,054

Net cash provided by (used in) operating activities	(33,578)	(16,114)

INVESTING ACTIVITIES
Equipment acquisitions	-	(1,628)

Net cash used in investing activities	-	(1,628)

FINANCING ACTIVITIES
Payments on line of credit	-	(5,000)
Settlement of notes payable to related parties	(50,000)	-
Payments on notes payable to related parties	-	-
Payments on preferred stock dividends	(16,128)	-
Proceeds from sale of common stock	145,000	-
Proceeds from sale of preferred stock	-	-

Net cash provided by (used in) financing activities	78,872	(5,000)

INCREASE (DECREASE) IN CASH	45,294	(22,742)

CASH AT BEGINNING OF PERIOD	221,992	204,135

CASH AT END OF PERIOD	$267,286	$181,393

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$11,929	$16,434
Income taxes	$-	$-

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

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“SFAS 168”). Statement 168 establishes the FASB Accounting Standards Codification TM (Codification) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The Company does not expect the adoption of SFAS 168 to have a material impact on the Company’s financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 165 “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted the new disclosure requirements in our June 30, 2009 condensed financial statements. The adoption of this provision did not have a material effect on our financial statements or related disclosures.

Financial data presented herein are unaudited.

(2)	Related Party Transactions

During the quarter ended June 30, 2009, as disclosed in a 8-K released on May 9, 2009, we settled a lawsuit between the Company and a former President, CEO and director, John H. Simmons by executing a settlement agreement. In the agreement the Company and Mr. Simmons released all claims against each other. The settlement agreement required the Company to pay Mr. Simmons a sum of $50,000.  The Company booked a one-time credit in the amount of $48,120 in principal and $2,406 in accrued interest to its balance sheet for the cancellation of a note due to Mr. Simmons. The Company also booked an additional one-time credit in the amount of $25,000 to its balance sheet for the cancellation of a note which was due to Mr. Simmons for the cancellation of 250,000 options which had been previously exercised.

(3)	Line of Credit

The Company has a $200,000 line of credit.  At June 30, 2009, the Company has an unpaid and outstanding balance of $180,000.  Interest payments are due monthly.  The Company paid $5,754 in interest payments during the six months ended June 30, 2009.  The line matured on July 7, 2009, there has been a temporary verbal extension on the line of credit. Discussions are ongoing regarding the future amount of the line of credit and there cannot be any assurance that the amount will not be reduced.

(4)	Shareholders’ Equity

Preferred Stock

During the six Months ended June 30, 2009, the Company did not issue any Series A Convertible Preferred Stock.  The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series.  In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock that remain outstanding at June 30, 2009.  Each share of Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, payable on a quarterly basis out of funds legally available therefor, for a period of 5 years or until December 31, 2008.  There is an accrued amount of Series A Convertible Preferred Stock dividends in the amount of $101,183 as of June 30, 2009.  This amount was lowered by $16,128 in the three months ended June 30, 2009. The Company is currently making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009.

Common Stock

In a private placement completed in the quarter ended June 30, 2009, the Company sold 2,900,000 shares of common stock to 11 accredited investors at a price of $0.05 per share for gross proceeds of $145,000, of which $20,000 was received by the Company in the quarter ended June 30, 2009.  No underwriters were used and no underwriting discounts or commissions were payable.

During the quarter ended June 30, 2009 a $5,000 note payable issued during fiscal year ended December 31, 2008 was converted to common stock at a rate of $0.05 per share resulting in a grant of 100,000 common shares.

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

Common Stock Options

The following schedule summarizes the changes in the Company’s equity awards for the six months ended June 30, 2009:

			Weighted	Weighted
	Awards		Average	Average
	Outstanding	Exercise	Exercise	Remaining	Aggregate
	and	Price	Price	Contractual	Intrinsic
	Exercisable	Per Share	Per Share	Life	Value
Outstanding at January 1, 2009	560,000	$0.10 - $1.05	$0.80	2.8 years
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Expired	(150,000)	$0.10	$-
Outstanding at June 30, 2009	410,000	$1.05	$1.05	2.2 years	$-

(5)	Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

(6)	Concentration of Credit Risk

The Company conducts a significant portion of its operations with one customer. During the six months ended June 30, 2009, approximately 58% of the Company's service revenues were conducted with this one customer.

(7)	Legal Proceedings

As disclosed in an 8-K released on May 9, 2009, we settled a lawsuit between us and a former President, CEO and director, John H. Simmons by executing a settlement agreement.

On October 11, 2007, the Company had filed a lawsuit against Mr. Simmons in the United States District Court, Northern District of Texas, Dallas Division, Civil Action No. 307CV1718-R alleging, among other things, that Mr. Simmons breached his fiduciary duties by diverting Company funds for personal and recreational use and acquiring shares of our common stock without adequate consideration. We sought damages against Mr. Simmons of not less than $75,000, attorneys’ fees, costs of litigation, interest and tremble damages

On October 3, 2007, Mr. Simmons filed a lawsuit in United States District Court, Dallas County, Civil Action No. DC-07-11801 against the Company, its officers, and other individuals.  The complaint alleged, among other things, that the Mr. Simmons 1,900,000 options were converted and that the Company failed to repay a $96,000 promissory note and breached a duty to indemnify Mr. Simmons in relation to previously filed litigation. The complaint also made a variety of accusations against Company’s officers and other individuals, including accusations that these individuals breached fiduciary duties with regard to Mr. Simmons, engaged in fraud and conspiracy to commit fraud, and converted shares and options owned by him. Mr. Simmons sought unspecified damages, both actual and exemplary, against the Company and the other defendants.  During the quarter ended March 31, 2008, Gerald McIlhargey, Maureen O’Brien, Donal Ford and Bruce Schreiner, and David Core were all released from the suit as defendants.

Pursuant to the settlement agreement, the Company and Mr. Simmons released all claims against each other. The settlement agreement required the Company to pay Mr. Simmons a sum of $50,000.  In addition, two shareholders of the Company agreed to effect the purchase of Mr. Simmons’s remaining 60,000 shares of Company common stock for an aggregate price of $30,000 ($0.50 per share).

In connection with the settlement, the Company booked a one-time credit in the amount of $48,120 in principal and $2,406 in accrued interest to its balance sheet for the cancellation of a note due to Mr. Simmons. The Company also booked an additional one-time credit in the amount of $25,000 to its balance sheet for the cancellation of a note, which was due to Mr. Simmons for the cancellation of 250,000 options which had been previously exercised.

As previously disclosed in a quarterly report on Form 10-QSB, filed with the SEC on November 20, 2006, on July 28, 2006, Zachary Karo, a former employee, filed a lawsuit against the Company and its subsidiary Staf*Tek Services, Inc. in the district court in Tulsa County, Oklahoma, Case No. CJ 2006 04713, in connection with stock options allegedly granted to Mr. Karo. Mr. Karo alleges that he was granted an option to purchase up to 25,000 shares of the Company’s common stock at $0.10 per share but that management refused to issue Mr. Karo such shares upon his attempt to exercise of the alleged option. A motion was made by the Company and granted with prejudice to dismiss the case.  Mr. Karo re-filed to vacate the dismissal, which was subsequently vacated; at this time there the pretrial is set for October 29, 2009. Mr. Karo is seeking damages, actual and exemplary, against the Company in an amount in excess of $10,000. Management denies that Mr. Karo was owed such stock options. The Company has engaged local counsel and intends to vigorously defend this action on the basis brought by the plaintiffs. The costs of defending against the complaint could be substantial; however management is unable to estimate an amount at this time.

As disclosed in a 8-K released on May 9, 2009, we settled a lawsuit against us by two holders of our Series A Preferred Convertible Stock (the “Preferred A”), Phyllis Bell and Paul Aelmore, by entering into a settlement agreement dated effective May 9, 2009 and which was signed by the Company May 5, 2009.  The settlement agreement provides for us to pay the holders of the Preferred A an aggregate of $2,700 per month, retroactive to January 1, 2009, until the balance of Series A dividends owed to them of $117,312.00 is fully paid.  If we make all required payments, we will have paid down this balance in August 2012.  Of the monthly amount to be paid to the Preferred A holders, Ms. Bell is to receive $2,295.00 per month and Mr. Aelmore is to receive $176.50 per month.

Because the monthly payments are retroactive to January 1, 2009, we made a one-time payment of $12,357 to Ms. Bell and Mr. Aelmore to cover the period of January through May 2009. The monthly payments commenced on June 1, 2009.

Ms. Bell and Mr. Aelmore filed a lawsuit in United States District Court, Northern District of Oklahoma, Case No. 08-CF-00470-TCK-SAJ against the Company, and officers and directors of the Company in September 2008.  Their complaint alleged, among other things, that the Company breached the Share Purchase Agreement by failing to pay dividends on the Series A Convertible Preferred Stock. The Company had been accruing the dividends following a determination by its management that the Company did not have funds legally available for distribution.

In consideration of the obligations undertaken by the Company in the settlement agreement, Ms. Bell and Mr. Aelmore released the Company and its officers and directors named as defendants from all claims made in the complaint and agreed to a dismissal of their legal action.  Further the settlement agreement provides that if the Company is barred by Colorado law from making the required dividend payments, the Company shall not be in default so long as it promptly remits payment at such time as it may legally do so.

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

Staf*Tek Services, Inc.

Staf*Tek Services, Inc. (“Staf*Tek”) was organized as an Oklahoma corporation on January 2, 1997. On January 2, 2004, we closed our acquisition of Staf*Tek pursuant to an agreement by which we acquired 100% percent of the  issued and outstanding shares of Staf*Tek's common stock in exchange for (i) 380,500 shares of our $.001 par value Series A convertible preferred stock; (ii) 219,500 shares of our $.001 par value common stock; and (ii) $200,000 in cash. Our Series A convertible preferred stock has a face value of $3.00 per share with a yield of 6.75% dividend per annum, payable on a quarterly basis out of funds legally available therefor, for a period of five years.  As the Company did not have funds legally available for distribution at times during this 5-year period, Series A Convertible Preferred Stock dividends in the amount of $101,183 as of June 30, 2009 have been accrued to be paid at such time as the Company may legally do so.

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

Results of Operations for the Six Months Ended June 30, 2009 and 2008

	For the Six Months Ended
	June 30, 2009		June 30, 2008
		% of		% of	Change	Change
	$	Revenue	$	Revenue	$	%
Net Revenues	$550,251	100.00%	$1,284,281	100.00%	$(734,030)	(57.15)%
Cost of Revenues	429,057	77.97%	986,235	76.79%	(557,178)	(56.50)%

Gross Margin (Loss)	121,194	22.03%	298,046	23.21%	(176,852)	(59.34)%

Operating Expenses
Selling, General and
Administrative Expenses	226,221	41.11%	262,617	20.45%	(36,396)	(13.86)%
Depreciation and Amortization	574	0.10%	548	0.04%	26	4.74%
Total Operating Expenses	$226,795	41.22%	$263,165	20.49%	$(36,370)	(13.82)%

Income (Loss) from Operations	$(105,601)	(19.19)%	34,881	2.72%	(140,482)	(402.75)%

Other Income (Expense)
Interest Income	$-	0.00%	-	0.00%	$-	0.00%
Other Income (Expense)	25,926	4.71%	(100.00)	(0.01)%	26,026	(26,026.00)%
Interest Expense	(11,929)	(2.17)%	(16,434)	(1.28)%	4,505	(27.41)%
Net Other Expense	$13,997	2.54%	$(16,534)	(1.29)%	$30,531	(184.66)%

Loss before provision for income
tax	(91,604)	(16.65)%	18,347	1.43%	(109,951)	(599.29)%
Provision for Income Taxes	$-	0.00%	3,853	0.30%	(3,853)	(100.00)%

Net Income (Loss)	$(91,604)	(16.65)%	$14,494	1.13%	$(106,098)	(732.01)%

Gross Profit

For the six-month period ended June 30, 2009, we had a gross margin of $121,194 compared to a gross margin of $298,046 for the six-month period ended June 30, 2008.  This decrease in our gross profitability of $176,852, or approximately 59.34 % over the prior period, is due primarily to lower number of contractors and renegotiated bill rates as explained below.

Revenues for the six-month period ended June 30, 2009 decreased to $550,251 from $1,284,281 for the six-month period ended June 30, 2008.  This decrease in net revenues of $734,030, or approximately 57.15%, over the prior period, is due primarily to lower number of contractors and renegotiated bill rates.

Cost of revenues for the six-month period ended June 30, 2009 decreased to $429,057 from $986,235 for the six-month period ended June 30, 2008.  This decrease in cost of revenues of $557,178, or approximately 56.50%, over the prior period, is due primarily to lower number of contractors and renegotiated bill rates.

Total Costs and Expenses

Total costs and expenses for the six-month period ended June 30, 2009 decreased to $226,795 from $263,165 for the six-month period ended June 30, 2008.  This decrease in our total operating expenses of $36,370 is approximately     13.82% under that of the prior period.

General and administrative expenses for the six-month period ended June 30, 2009 decreased to $226,221 from $262,617 for the six-month period ended June 30, 2008.  This decrease in general and administrative expenses of $36,396 is approximately 13.86% under that of the prior period.

Other Income/Expenses

Interest expense for the six-month period ended June 30, 2009 decreased to $11,929 from $16,434 for the six-month period ended June 30, 2008.  This decrease in interest expense of $4,505, or approximately 27.41 % over the prior period, is due primarily to the decrease in interest due on legal fees and our line of credit.

For the six-month period ended June 30, 2009, we had other income of $25,926 compared to other expenses of $100 for the six-month period ended June 30, 2008.  This decrease of other expenses of $26,026, or approximately 26,026 % over the prior period, is due primarily to the gain on the settlement of liabilities due to related party.

For the six-month period ended June 30, 2009, we had total other Income/(Expenses) in the amount of $13,997 compared to ($16,534) in total other Income/(Expenses) for the six-month period ended June 30, 2008. This decrease of $30,531 is approximately 184.66 % over the prior period.

Profits

For the six-month period ended June 30, 2009, we incurred an operating loss of $105,601 compared to an operating profit for the six-month period ended June 30, 2008 of $34,881.  This decrease in operating profits is due primarily to lower margins and decreased number of revenue generating contractor placements.

Net loss for the six-month period ended June 30, 2009 increased to $91,604 from $14,494 of net income for the six-month period ended June 30, 2008. This increase in losses of $106,098 or 732.01% over the prior period is due primarily to lower margins and decreased number of revenue generating contractor placements as discussed above.

Results of Operations for the Three months ended June 30, 2009 and 2008

	For the Three Months Ended
	June 30, 2009	June 30, 2008	Change	Change
	$	$	$	$
Net Revenues	$176,901	$643,824	$(466,923)	(72.52)%
Cost of Revenues	136,576	475,487	(338,911)	(71.28)%

Gross Margin (Loss)	40,325	168,337	(128,012)	(76.05)%

Operating Expenses
Selling, General and Administrative
Expenses	115,242	142,420	(27,178)	(19.08)%
Depreciation and Amortization	287	(465)	752	(161.72)%
Total Operating Expenses	$115,529	$141,955	$(26,426)	(18.62)%

Income (Loss) from Operations	$(75,204)	26,382	(101,586)	(385.06)%

Other Income (Expense)
Interest Income	-	-	-	0.00%
Other Income (Expense)	25,526	-	25,526	0.00%
Interest Expense	(8,485)	(6,390)	(2,095)	32.79%
Net Other Expense	$17,041	$(6,390)	$23,431	(366.68)%

Loss before provision for income tax	(58,163)	19,992	(78,155)	(390.93)%
Provision for Income Taxes	-	4,199	(4,199)	(100.00)%

Net Income (Loss)	$(58,163)	$15,793	$(73,956)	(468.28)%

Benefit forom tax loss carryforward	-	4,199	(4,199)	(100.00)%

Net Income (Loss)	$(58,163)	$19,992	$(78,155)	(390.93)%

Gross Profit

For the three-month period ended June 30, 2009, we had a gross margin of $40,325 compared to a gross margin of $168,337 for the three-month period ended June 30, 2008.  This decrease in our gross profitability of $128,012, or approximately 76.05% over the prior period, is due primarily to a reduction in the number of contractor placements.

Revenues for the three-month period ended June 30, 2009 decreased to $176,901 from $643,824 for the three-month period ended June 30, 2008.  This decrease in net revenues of $466,923, or approximately 72.52%, over the prior period, is due primarily to a reduction in the number of contractor placements and contractor placements with lower margins.

Cost of revenues for the three-month period ended June 30, 2009 decreased to $136,576 from $475,487 for the three-month period ended June 30, 2008.  This decrease in cost of revenues of $338,911, or approximately 71.28%, from that of the prior period, is due primarily to a decrease in the number of contractor placements.

Total Costs and Expenses

Total costs and expenses for the three-month period ended June 30, 2009 decreased to $115,529 from $141,955 for the three-month period ended June 30, 2008.  This decrease in our total operating expenses of $26,426 is approximately 18.62% over that of the prior period.

General and administrative expenses for the three-month period ended June 30, 2009 decreased to $115,242 from $142,420 for the three-month period ended June 30, 2008.  This decrease in general and administrative expenses of $27,178 is approximately 19.08% over that of the prior period.

Other Income/Expenses

For the three-month period ended June 30, 2009, we had other income of $25,526 compared to none for the three-month period ended June 30, 2008.  This increase of other income of $25,526 is due primarily to the gain on the settlement of liabilities due to related party.

For the three-month period ended June 30, 2009, we had net other income in the amount of $17,041 compared to $6,390 in total other expenses for the three-month period ended June 30, 2008. This decrease of $23,431 is approximately 366.68% less than that of the prior period.

Profits

For the three-month period ended June 30, 2009, we incurred an operating loss of $75,204 compared to operating income for the three-month period ended June 30, 2008 of $26,382.  This increase in operating loss is due primarily to an increased number and higher margins with our revenue generating contractor placements.

Net loss for the three-month period ended June 30, 2009 was $58,163 compared to net income of $15,793 for the three-month period ended June 30, 2008. This increase in net loss is due primarily to increased number and higher margins with our revenue generating contractor placements as discussed above.

Liquidity and Capital Resources

As of June 30, 2009, we had a cash reserve of $267,286.  During the six months ended June 30, 2009, we used cash in the amount of $33,578 in our operating activities.  During this period $145,000 of new funds were raised.

During the six months ended June 30, 2009 and 2008, the Company’s cash activities were as follows:

	2009	2008
Cash used for operating activities	$(33,578)	$(16,114)
Cash used in investing activities	-	$(1,628)
Cash provided by financing activities	$78,872	$(5,000)

Internal Sources of Liquidity

For the six months ended June 30, 2009, the funds generated from our operations were insufficient to fund our daily operations.  For the six months ended June 30, 2009, we had a gross margin of $121,194, and we were thus unable to meet our operating expenses of $226,795 for the same period.  After accounting for our total other income of $13,997       for this period, we suffered a net loss of $91,604 for the period. We can provide no assurance that funds from our operations will continue to meet the requirements of our daily operations in the future.  In the event that funds from our operations are insufficient to meet our expenses, we will need to seek other sources of financing to maintain liquidity.

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

We have been utilizing a $200,000 line of credit in order to meet our operating expenses. This line of credit is secured by most of our assets and expired on July 7, 2009.  Interest is due on the line of credit at the rate of 6.79% per annum and interest payments are due monthly. As of June 30, 2009, the line of credit had an outstanding balance of $180,000.  There has been a temporary verbal extension on the line of credit. Discussions are ongoing regarding the future amount of the line of credit and there cannot be any assurance that the amount will not be reduced.

During the quarter ended June 30, 2009, we completed a private offering we commenced in October 2008. In the private placement we sold 2,900,000 shares of common stock to 11 accredited investors at a price of $0.05 per share for gross proceeds of $145,000.  Of these amounts, during the quarter ended June 30, 2009, we sold 400,000 shares of common stock to one accredited investor for projected gross proceeds of $20,000.

As of June 30, 2009, we retired debt owing to a former officer, John H. Simmons, aggregating $48,120 as further discussed in Item 1 of Part II of this report.

Off Balance Sheet Arrangements

We do not have nor do we maintain any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Risk Factors

Reference is made to “Risk Factors” included in our Annual Report on Form 10-KSB for the year ended December 31, 2008 for information concerning risk factors. There have been no material changes in the risk factors since the filing of this Annual Report with the SEC on June 30, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Gerald McIlhargey, and our Treasurer, Mr. Kenneth L. Johnson (collectively, the “Certifying Officers”).  Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, June 30, 2009, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Internal Control over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2009. Based upon this evaluation, our Certifying Officers have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As disclosed in a 8-K released on May 9, 2009, we settled a lawsuit between us and a former President, CEO and director, John H. Simmons by executing a settlement agreement.

On October 11, 2007, the Company had filed a lawsuit against Mr. Simmons in the United States District Court, Northern District of Texas, Dallas Division, Civil Action No. 307CV1718-R alleging, among other things, that Mr. Simmons breached his fiduciary duties by diverting Company funds for personal and recreational use and acquiring shares of our common stock without adequate consideration. We sought damages against Mr. Simmons of not less than $75,000, attorneys’ fees, costs of litigation, interest and tremble damages

On October 3, 2007, Mr. Simmons filed a lawsuit in United States District Court, Dallas County, Civil Action No. DC-07-11801 against the Company, its officers, and other individuals.  The complaint alleged, among other things, that the Mr. Simmons 1,900,000 options were converted and that the Company failed to repay a $96,000 promissory note and breached a duty to indemnify Mr. Simmons in relation to previously filed litigation. The complaint also made a variety of accusations against Company’s officers and other individuals, including accusations that these individuals breached fiduciary duties with regard to Mr. Simmons, engaged in fraud and conspiracy to commit fraud, and converted shares and options owned by him. Mr. Simmons sought unspecified damages, both actual and exemplary, against the Company and the other defendants.  During the quarter ended March 31, 2008, Gerald McIlhargey, Maureen O’Brien, Donal Ford and Bruce Schreiner, and David Core were all released from the suit as defendants.

Pursuant to the settlement agreement, the Company and Mr. Simmons released all claims against each other. The settlement agreement required the Company to pay Mr. Simmons a sum of $50,000.  In addition, two shareholders of the Company agreed to effect the purchase of Mr. Simmons’s remaining 60,000 shares of Company common stock for an aggregate price of $30,000 ($0.50 per share).

In connection with the settlement, the Company booked a one-time credit in the amount of $48,120 in principal and $2,406 in accrued interest to its balance sheet for the cancellation of a note due to Mr. Simmons. The Company also booked an additional one-time credit in the amount of $25,000 to its balance sheet for the cancellation of a note, which was due to Mr. Simmons for the cancellation of 250,000 options which had been previously exercised.

As previously disclosed in a quarterly report on Form 10-QSB, filed with the SEC on November 20, 2006, on July 28, 2006, Zachary Karo, a former employee, filed a lawsuit against the Company and its subsidiary Staf*Tek Services, Inc. in the district court in Tulsa County, Oklahoma, Case No. CJ 2006 04713, in connection with stock options allegedly granted to Mr. Karo. Mr. Karo alleges that he was granted an option to purchase up to 25,000 shares of the Company’s common stock at $0.10 per share but that management refused to issue Mr. Karo such shares upon his attempt to exercise of the alleged option. A motion was made by the Company and granted with prejudice to dismiss the case.  Mr. Karo re-filed to vacate the dismissal, which was subsequently vacated; at this time there the pretrial is set for October 29, 2009. Mr. Karo is seeking damages, actual and exemplary, against the Company in an amount in excess of $10,000. Management denies that Mr. Karo was owed such stock options. The Company has engaged local counsel and intends to vigorously defend this action on the basis brought by the plaintiffs. The costs of defending against the complaint could be substantial; however management is unable to estimate an amount at this time.

As disclosed in a 8-K released on May 9, 2009, we settled a lawsuit against us by two holders of our Series A Preferred Convertible Stock (the “Preferred A”), Phyllis Bell and Paul Aelmore, by entering into a settlement agreement dated effective May 9, 2009 and which was signed by the Company May 5, 2009.  The settlement agreement provides for us to pay the holders of the Preferred A an aggregate of $2,700 per month, retroactive to January 1, 2009, until the balance of Series A dividends owed to them of $117,312.00 is fully paid.  If we make all required payments, we will have paid down this balance in August 2012.  Of the monthly amount to be paid to the Preferred A holders, Ms. Bell is to receive $2,295.00 per month and Mr. Aelmore is to receive $176.50 per month.

Because the monthly payments are retroactive to January 1, 2009, we made a one-time payment of $12,357 to Ms. Bell and Mr. Aelmore to cover the period of January through May, 2009. The monthly payments commenced on June 1, 2009.

Ms. Bell and Mr. Aelmore filed a lawsuit in United States District Court, Northern District of Oklahoma, Case No. 08-CF-00470-TCK-SAJ against the Company, and officers and directors of the Company in September 2008.  Their complaint alleged, among other things, that the Company breached the Share Purchase Agreement by failing to pay dividends on the Series A Convertible Preferred Stock. The Company had been accruing the dividends following a determination by its management that the Company did not have funds legally available for distribution.

In consideration of the obligations undertaken by the Company in the settlement agreement, Ms. Bell and Mr. Aelmore released the Company and its officers and directors named as defendants from all claims made in the complaint and agreed to a dismissal of their legal action.  Further the settlement agreement provides that if the Company is barred by Colorado law from making the required dividend payments, the Company shall not be in default so long as it promptly remits payment at such time as it may legally do so.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During our fiscal quarter ended June 30, 2009, we made the following sales of equity securities.  In April 2009, we sold 400,000 shares of common stock to one accredited investor, for gross proceeds of $20,000.  As part of a private placement commenced in 2008. The shares were been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold to only to accredited investors, as such term is defined by Rule 501 of Regulation D and all of the shares sold in the private placement were restricted securities pursuant to Rule 144.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three-month period ended June 30, 2009.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

SIGNATURES

Pursuant to the requirments of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JOSEPH, INC.

Date: August 14, 2009	/s/ GERALD MCILHARGEY
Gerald McIlhargey,
Chief Executive Officer