Form 10-Q
period 2009-09-30
ST JOSEPH INC
filed 2009-11-18
CIK 1177135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
            ☐ Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  10,787,302 shares as of October 20, 2009.

ST. JOSEPH, INC.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	UNAUDITED	AUDITED
	September 30,	December 31,
	2009	2008
CURRENT ASSETS:
Cash	$193,239	$221,992
Accounts receivable, net of allowance
for doubtful accounts of $2,208	69,084	212,821

Total current assets	262,323	434,813

Property and equipment, net of accumulated depreciation of $150,468
and $179,606, respectively	3,658	2,978
Deposits	1,230	1,230

	$267,211	$439,021

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$193,320	$264,206
Accrued liabilities	7,502	18,168
Accrued preferred dividend	90,431	117,311
Loan from officer	5,000	25,000
Notes payable - related party (Note 4)	15,000	5,000
Line of Credit (Note 3)	180,000	180,000
Due from Former Officer (Note 2)	-	48,120

Total current liabilities	491,253	657,805

STOCKHOLDERS' DEFICIT (Note 7):
Preferred stock, Series A, $.001 par value, $3.00 face value; 25,000,000 shares
authorized, 56,208 shares issued and outstanding	56	386
Common stock, $.001 par value; 100,000,000 shares authorized,
10,736,802 (9/30/09) and 7,406,802 (12/31/08) issued and outstanding	10,737	7,407
Additional paid-in capital	2,097,201	1,950,201
Retained deficit	(2,332,036)	(2,176,778)

Total Stockholders' Deficit	(224,042)	(218,784)

	$267,211	$439,021

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES:
Contract	$135,092	$614,264	$685,343	$1,898,545

COST OF REVENUES	105,055	477,241	534,112	1,463,476

Gross Margin	30,037	137,023	151,231	435,069

COSTS AND EXPENSES:
General and Administrative Expenses	89,757	134,641	315,978	397,258
Depreciation and Amortization	288	287	862	835
Total Costs and Expenses	90,045	134,928	316,840	398,093

Operating Income (Loss)	(60,008)	2,095	(165,609)	36,976

OTHER INCOME AND (EXPENSE):
Other Income (expense)	-	-	25,926	(100)
Interest Expense	(3,646)	(5,204)	(15,575)	(21,638)

Net Other Expense	(3,646)	(5,204)	10,351	(21,738)

Loss before provision for income taxes	(63,654)	(3,109)	(155,258)	15,238

PROVISION FOR INCOME TAXES:
Provision for Federal income tax	-	2,999	-	2,286
Provision for State income tax	-	1,200	-	914

Total provision for income taxes	-	4,199	-	3,200

Loss before benefit from tax loss carryforward	(63,654)	(7,308)	(155,258)	12,038

Benefit from tax loss carryforward	-	4,199	-	3,200

Net Loss	(63,654)	(3,109)	(155,258)	15,238

Preferred stock dividend requirements	-	(19,552)	-	(58,656)

Loss applicable to common stockholders	$(63,654)	$(22,661)	$(155,258)	$(43,418)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average common shares outstanding	10,156,802	7,406,802	9,573,469	7,406,802

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
UNAUDITED

					Additional
	Preferred Stock-Series A		Common Stock		Paid-in	Retained
	Shares	Par value	Shares	Par value	Capital	Deficit	Total

Balance December 31, 2008	386,208	$386	7,406,802	$7,407	$1,950,201	$(2,176,778)	$(218,784)

Sale of common stock @ $0.05 per share	-	-	2,900,000	2,900	142,100	-	145,000

Conversion of notes payable @$0.05 per share
to common stock	-	-	100,000	100	4,900	-	5,000

Conversion of preferred to common
@$0.001 per share	(330,000)	(330)	330,000	330	-	-	-

Net loss for the nine months ended September 30, 2009	-	-	-	-	-	(155,258)	(155,258)

Balance September 30, 2009	56,208	56	10,736,802	10,737	2,097,201	(2,332,036)	(224,042)

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
UNDAUDITED

	Nine Months Ended
	September 30,
OPERATING ACTIVITIES	2009	2008

Net income (loss)	$(155,258)	$15,238
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	862	835
Gain on settlement of note payable due to
related party and related accrued interest	(25,526)	-
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	143,737	(99,211)
Increase/(decrease) in accounts payable	(70,886)	(18,317)
Increase/(decrease) in accrued liabilities	(19,012)	32,051

Net cash provided by (used in) operating activities	(126,083)	(69,404)

INVESTING ACTIVITIES
Equipment acquisitions	(1,542)	(1,627)

Net cash used in investing activities	(1,542)	(1,627)

FINANCING ACTIVITIES
Payments on line of credit	-	(12,500)
Settlement of notes payable to related parties	(50,000)	-
Proceeds from officer loan and notes payable	20,000	-
Payments on preferred stock dividends	(16,128)	-
Proceeds from sale of common stock	145,000	-
Proceeds from sale of preferred stock	-	-

Net cash provided by (used in) financing activities	98,872	(12,500)

INCREASE (DECREASE) IN CASH	(28,753)	(83,531)

CASH AT BEGINNING OF PERIOD	221,992	204,135

CASH AT END OF PERIOD	$193,239	$120,604

SUPPLEMENTAL NON-CASH INVESTING AND
FINANCING INFORMATION:

Conversion of preferred stock into common stock	$330	$-
Conversion of notes payable into common stock	$5,000	$-

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$15,575	$26,656
Income taxes	$-	$-

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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented.  The results of operations presented for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year.

ASC105 superseded FASB 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” , which was issued in June 2009.  Statement 168 establishes the FASB Accounting Standards Codification TM (Codification) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. FASB Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The Company does not expect the adoption of ASC105 to have a material impact on the Company’s financial statements.

ASC 855 superseded FASB 165 “Subsequent Events,” which was issued in May 2009. ASC 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events. ASC 855 is effective for interim and annual reporting periods ending after September 15, 2009. We adopted the new disclosure requirements in our June 30, 2009 condensed financial statements. The adoption of ASC855 will not have a material effect on our September 30, 2009 financial statements or related disclosures.

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

The Company has a $200,000 line of credit.  At September 30, 2009, the Company has an unpaid and outstanding balance of $180,000.  Interest payments are due monthly.  The Company paid $3,646 in interest payments during the nine months ended September 30, 2009.  The line matures on January 7, 2010. Discussions are ongoing regarding the future amount of the line of credit and there cannot be any assurance that the amount will not be reduced.

(4)	Note Payable

During the quarter ended September 30, 2009, Kenneth Johnson, Officer and Director of the Company, advanced $15,000 for working capital in exchange for a non-interest bearing promissory note. The note matures on July 24, 2010.

During the quarter ended September 30, 2009, Gerry McIlhargey, President and Director of the Company, advanced $5,000 for working capital in exchange for a non-interest bearing promissory note. The note matures on September 17, 2010.

(5)	Shareholders’ Equity

Preferred Stock

During the nine months ended September 30, 2009, the Company did not issue any Series A Convertible Preferred Stock.  The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series.  In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock and a balance of 56,208 remains outstanding at September 30, 2009.  Each share of Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, payable on a quarterly basis out of funds legally available therefore, for a period of 5 years or until December 31, 2008.  There is an accrued amount of Series A Convertible Preferred Stock dividends in the amount of $90,431 as of September 30, 2009.  This amount was lowered by $10,752 in the three months ended September 30, 2009. The Company is currently making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009.

Common Stock

During the nine months ended September 30, 2009, the Company issued 3,230,000 shares of common stock, as further described below.

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

The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D.  All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

The Company's largest shareholder of series A convertible preferred stock converted their preferred shares to common shares. The Company issued 330,000 shares of common stock and retired 330,000 shares of Series A preferred stock. Accrued dividends on the Series A preferred stock will continue to be paid by the Company to the shareholder pursuant to the terms of the settlement agreement previously entered into by the parties.

Common Stock Options

The following schedule summarizes the changes in the Company’s equity awards for the nine months ended September 30, 2009:

			Weighted	Weighted
	Awards		Average	Average
	Outstanding	Exercise	Exercise	Remaining	Aggregate
	and	Price	Price	Contractual	Intrinsic
	Exercisable	Per Share	Per Share	Life	Value

Outstanding at January 1, 2009	560,000	$0.10 - $1.05	$0.80	2.6 years	-
Granted	-	$-	$-	-	-
Exercised	-	$-	$-	-	-
Cancelled/Expired	(150,000)	$0.10	$-	-	-
Outstanding at September 30, 2009	410,000	$1.05	$1.05	1.9 years	$-

(6)	Income Taxes

The Company records its income taxes in accordance with ASC 740, “Accounting for Income Taxes”.  The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

(7)	Concentration of Credit Risk

The Company conducts a significant portion of its operations with one customer. During the nine months ended September 30, 2009, approximately 50% of the Company's service revenues were conducted with this one customer.

(8)	Legal Proceedings

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

As previously disclosed in a quarterly report on Form 10-QSB, filed with the SEC on November 20, 2006, on July 28, 2006, Zachary Karo, a former employee, filed a lawsuit against the Company and its subsidiary Staf*Tek Services, Inc. in the district court in Tulsa County, Oklahoma, Case No. CJ 2006 04713, in connection with stock options allegedly granted to Mr. Karo. Mr. Karo alleges that he was granted an option to purchase up to 25,000 shares of the Company’s common stock at $0.10 per share but that management refused to issue Mr. Karo such shares upon his attempt to exercise of the alleged option. A motion was made by the Company and granted with prejudice to dismiss the case.  Mr. Karo re-filed to vacate the dismissal, which was subsequently vacated; at this time there is a pretrial conference set for November 23, 2009. Mr. Karo is seeking damages, actual and exemplary, against the Company in an amount in excess of $10,000. Management denies that Mr. Karo was owed such stock options. The Company has engaged local counsel and intends to vigorously defend this action on the basis brought by the plaintiffs. The costs of defending against the complaint could be substantial; however management is unable to estimate an amount at this time.

As disclosed in a 8-K released on May 9, 2009, we settled a lawsuit against us by two holders of our Series A Preferred Convertible Stock (the “Preferred A”), Phyllis Bell and Paul Aelmore, by entering into a settlement agreement dated effective May 9, 2009 and which was signed by the Company May 5, 2009.  The settlement agreement provides for us to pay the holders of the Preferred A an aggregate of $2,700 per month, retroactive to January 1, 2009, until the balance of Series A dividends owed to them of $117,312 is fully paid.  If we make all required payments, we will have paid down this balance in August 2012.  Of the monthly amount to be paid to the Preferred A holders, Ms. Bell is to receive $2,295 per month and Mr. Aelmore is to receive $176 per month.

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

Staf*Tek Services, Inc.

Staf*Tek Services, Inc. (“Staf*Tek”) was organized as an Oklahoma corporation on January 2, 1997. On January 2, 2004, we closed our acquisition of Staf*Tek pursuant to an agreement by which we acquired 100% percent of the  issued and outstanding shares of Staf*Tek's common stock in exchange for (i) 380,500 shares of our $.001 par value Series A convertible preferred stock; (ii) 219,500 shares of our $.001 par value common stock; and (ii) $200,000 in cash. Our Series A convertible preferred stock has a face value of $3.00 per share with a yield of 6.75% dividend per annum, payable on a quarterly basis out of funds legally available therefor, for a period of five years.  As the Company did not have funds legally available for distribution at times during this 5-year period, Series A Convertible Preferred Stock dividends in the amount of $90,431 as of September 30, 2009 have been accrued to be paid at such time as the Company may legally do so.

The Series A convertible preferred stock may be converted into our common stock at the rate of one share of convertible preferred stock for one share of common stock at any time by the shareholder. We may call the Series A convertible preferred stock for redemption no sooner than two years after the date of issuance, and only if our common stock is trading on a recognized United States stock exchange for a period of no less than thirty consecutive trading days at a market value of $5.00 or more per share. However, as of this date, our common stock has not traded at that price.

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

Results of Operations for the Nine Months Ended September 30, 2009 and 2008

	For the Nine Months Ended
	September 30, 2009			September 30, 2008			Change	Change
	$	% of Revenue		$	% of Revenue		$	%

Net Revenues	$685,343	100.00%		$1,898,545	100.00%		$(1,213,202)	(63.90	) %
Cost of Revenues	534,112	77.93%		1,463,476	77.08%		(929,364)	(63.50	) %

Gross Margin (Loss)	151,231	22.07%		435,069	22.92%		(283,838)	(65.24	) %

Operating Expenses
Selling, General and Administrative Expenses	315,978	46.11%		397,258	20.92%		(81,280)	(20.46	) %
Depreciation and Amortization	862	0.13%		835	0.04%		27	3.23%
Total Operating Expenses	$316,840	46.23%		$398,093	20.97%		$(81,253)	(20.41	) %

Income (Loss) from Operations	$(165,609)	(24.16	) %	36,976	1.95%		(202,585)	(547.88	) %

Other Income (Expense)
Interest Income	-	0.00%		-	0.00%		-	0.00%
Other Income (Expense)	25,926	3.78%		(100.00)	(0.01	) %	26,026	(26,026.00	) %
Interest Expense	(15,575)	(2.27	) %	(21,638)	(1.14	) %	6,063	(28.02	) %
Net Other Expense	$10,351	1.51%		$(21,738)	(1.14	) %	$32,089	(147.62	) %

Loss before provision for income tax	(155,258)	(22.65	) %	15,238	0.80%		(170,496)	(1,118.89	) %
Provision for Income Taxes	-	0.00%		3,200	0.17%		(3,200)	(100.00	) %

Net Income (Loss)	$(155,258)	(22.65	) %	$12,038	0.63%		$(167,296)	(1,389.73	) %

Benefit from tax loss carryforward	-	0.00%		3,200	0.17%		(3,200)	(100.00	) %

Net Income (Loss)	$(155,258)	(22.65	) %	$15,238	0.80%		$(170,496)	(1,118.89	) %

Gross Profit

For the nine-month period ended September 30, 2009, we had a gross margin of $151,231 compared to a gross margin of $435,069 for the nine-month period ended September, 30 2008.  This decrease in our gross profitability of $283,838 or approximately 65.24% over the prior period is due primarily to lower number of contractors and renegotiated bill rates as explained below.

Revenues for the nine-month period ended September 30, 2009 decreased to $685,343 from $1,898,545 for the nine-month period ended September, 30 2008.  This decrease in net revenues of $1,213,202, or approximately 63.90%, over the prior period, is due primarily to lower number of contractors and renegotiated bill rates.

Cost of revenues for the nine-month period ended September 30, 2009 decreased to $534,112 from $1,463,476 for the nine-month period ended September, 30 2008.  This decrease in cost of revenues of $929,364, or approximately 63.50% over the prior period, is due primarily to lower number of contractors and renegotiated bill rates.

Total Costs and Expenses

Total costs and expenses for the nine-month period ended September 30, 2009 decreased to $316,840 from $398,093 for the nine-month period ended September, 30 2008.  This decrease in our total operating expenses of $81,253 is approximately 20.41% less than that of the prior period.

General and administrative expenses for the nine-month period ended September 30, 2009 decreased to $315,978 from $397,258 for the nine-month period ended September, 30 2008.  This decrease in general and administrative expenses of $81,280 is approximately 20.46% under that of the prior period.

Other Income/Expenses

Interest expense for the nine-month period ended September 30, 2009 decreased to $15,575 from $21,638 for the nine-month period ended September, 30 2008.  This decrease in interest expense of $6,063, or approximately 28.02% over the prior period, is due primarily to the decrease in interest due on legal fees and our line of credit.

For the nine-month period ended September 30, 2009, we had other income of $25,926 compared to other expenses of $100 for the nine-month period ended September 30, 2008.  This decrease of other expenses of $26,026, or approximately 26,026% over the prior period, is due primarily to the gain on the settlement of liabilities due to related party.

For the nine-month period ended September 30, 2009, we had total other income in the amount of $10,351 compared to ($21,738) in total other income for the nine-month period ended September, 30 2008. This decrease of $32,089 is approximately 147.62% less than that of the prior period.

Profits

For the nine-month period ended September 30, 2009, we incurred an operating loss of $155,258 compared to an operating profit for the nine-month period ended September 30, 2008 of $15,238.  This decrease in operating profits is due primarily to lower margins and decreased number of revenue generating contractor placements.

Net loss for the nine-month period ended September 30, 2009 increased to $155,258 from $15,238 of net income for the nine-month period ended September 30, 2008. This increase in losses of $170,496 or 1,118.89% over the prior period, is due primarily to lower margins and decreased number of revenue generating contractor placements as discussed above.

Results of Operations for the Three months ended September 30, 2009 and 2008

	For the Three Months Ended
	September 30, 2009	September 30, 2008	Change	Change
	$	$	$	%

Net Revenues	$135,092	$614,264	$(479,172)	(78.01	) %
Cost of Revenues	105,055	477,241	(372,186)	(77.99	) %

Gross Margin (Loss)	30,037	137,023	(106,986)	(78.08	) %

Operating Expenses
Selling, General and Administrative Expenses	89,757	134,641	(44,884)	(33.34	) %
Depreciation and Amortization	288	287	1	0.35%
Total Operating Expenses	$90,045	$134,928	$(44,883)	(33.26	) %

Income (Loss) from Operations	$(60,008)	2,095	(62,103)	(2,964.34	) %

Other Income (Expense)
Interest Income	-	-	-	0.00%
Other Income (Expense)	-	-	-	0.00%
Interest Expense	(3,646)	(5,204)	1,558	(29.94	) %
Net Other Expense	$(3,646)	$(5,204)	$1,558	(29.94	) %

Loss before provision for income tax	(63,654)	(3,109)	(60,545)	1,947.41%
Provision for Income Taxes	-	4,199	(4,199)	(100.00	) %

Net Income (Loss)	$(63,654)	$(7,308)	$(56,346)	771.02%

Benefit forom tax loss carryforward	-	4,199	(4,199)	(100.00	) %

Net Income (Loss)	$(63,654)	$(3,109)	$(60,545)	1,947.41%

Gross Profit

For the three-month period ended September 30, 2009, we had a gross margin of $30,037 compared to a gross margin of $137,023 for the three-month period ended September 30, 2008.  This decrease in our gross profitability of $106,986, or approximately 78.08 % over the prior period, is due primarily to a reduction in the number of contractor placements.

Revenues for the three-month period ended September 30, 2009 decreased to $135,092 from $614,264 for the three-month period ended September 30, 2008.  This decrease in net revenues of $479,172, or approximately 78.01 % over the prior period, is due primarily to a reduction in the number of contractor placements and contractor placements with lower margins.

Cost of revenues for the three-month period ended September 30, 2009 decreased to $105,055 from $477,241 for the three-month period ended September 30, 2008.  This decrease in cost of revenues of $372,186, or approximately 77.99% from that of the prior period, is due primarily to a decrease in the number of contractor placements.

Total Costs and Expenses

Total costs and expenses for the three-month period ended September 30, 2009 decreased to $90,045 from 134,928 for the three-month period ended September 30, 2008.  This decrease in our total operating expenses of $44,883 is approximately 33.26% over that of the prior period.

General and administrative expenses for the three-month period ended September 30, 2009 decreased to $89,757 from $134,641 for the three-month period ended September 30, 2008.  This decrease in general and administrative expenses of $44,884 is approximately 33.34% over that of the prior period.

Other Income/Expenses

For the three-month period ended September 30, 2009, we had no other income as well as none for the three-month period ended September 30, 2008.

For the three-month period ended September 30, 2009, we had net other expenses in the amount of $3,646 compared to $5,204 for the three-month period ended September 30, 2008. This decrease of $1,558 is approximately 29.94% less than that of the prior period.

Profits

For the three-month period ended September 30, 2009, we incurred an operating loss of $60,008 compared to operating income for the three-month period ended September 30, 2008 of $2,095.  This increase in operating loss is due primarily to a decrease number and lower margins with our contractor placements.

Net loss for the three-month period ended September 30, 2009 was $63,654 compared to net loss of $7,308 for the three-month period ended September 30, 2008. This increase in net loss is due primarily to a decrease number and lower margins with our contractor placements as discussed above.

Liquidity and Capital Resources

As of September 30, 2009, we had a cash reserve of $193,239.  During the nine months ended September 30, 2009, we used cash in the amount of $126,083 in our operating activities.  During this period $165,000 of new funds were raised.

During the nine months ended September 30, 2009 and 2008, the Company’s cash activities were as follows:

	2009	2008
Cash used for operating activities	$(126,083)	$(69,404)
Cash used in investing activities	$(1,542)	$(1,627)
Cash provided by financing activities	$98,872	$(12,500)

Internal Sources of Liquidity

For the nine months ended September 30, 2009, the funds generated from our operations were insufficient to fund our daily operations.  For the nine months ended September 30, 2009, we had a gross margin of $151,231 and we were thus unable to meet our operating expenses of $316,840 for the same period.  After accounting for our total other income of $10,351 for this period, we suffered a net loss of $155,258 for the period. We can provide no assurance that funds from our operations will continue to meet the requirements of our daily operations in the future.  In the event that funds from our operations are insufficient to meet our expenses, we will need to seek other sources of financing to maintain liquidity.

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

We have been utilizing a $200,000 line of credit in order to meet our operating expenses. This line of credit is secured by most of our assets and expires January 7, 2009.  Interest is due on the line of credit at the rate of 6.79% per annum and interest payments are due monthly. As of September 30, 2009, the line of credit had an outstanding balance of $180,000.  There has been a temporary verbal extension on the line of credit. Discussions are ongoing regarding the future amount of the line of credit and there cannot be any assurance that the amount will not be reduced.

In our quarter ended June 30, 2009, we completed a private offering we commenced in October 2008. In the private placement we sold 2,900,000 shares of common stock to 11 accredited investors at a price of $0.05 per share for gross proceeds of $145,000.  Of these amounts, during the quarter ended June 30, 2009, we sold 400,000 shares of common stock to one accredited investor for projected gross proceeds of $20,000.

During the quarter ended September 30, 2009, we borrowed money from our management as follows:

•
 On July 24, 2009 Kenneth Johnson, our Secretary, Treasurer and a member of our Board, advanced $15,000 to the Company for working capital in exchange for an unsecured promissory note which  matures on July 24, 2010 and does not bear any interest.

•
On September 17, 2009, Gerry McIlhargey, our President and a member of our Board, advanced $5,000 for working capital in exchange for an unsecured promissory note which matures on September 17, 2010 and does not bear any interest.

Off Balance Sheet Arrangements

We do not have nor do we maintain any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Risk Factors

Reference is made to “Risk Factors” included in our Annual Report on Form 10-KSB for the year ended December 31, 2008 for information concerning risk factors. There have been no material changes in the risk factors since the filing of this Annual Report with the SEC on September 30, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Gerald McIlhargey, and our Treasurer, Mr. Kenneth L. Johnson (collectively, the “Certifying Officers”).  Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, September 30, 2009, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Internal Control over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2009. Based upon this evaluation, our Certifying Officers have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable

PART II  - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As previously disclosed in a quarterly report on Form 10-QSB, filed with the SEC on November 20, 2006, on July 28, 2006, Zachary Karo, a former employee, filed a lawsuit against the Company and its subsidiary Staf*Tek Services, Inc. in the district court in Tulsa County, Oklahoma, Case No. CJ 2006 04713, in connection with stock options allegedly granted to Mr. Karo. Mr. Karo alleges that he was granted an option to purchase up to 25,000 shares of the Company’s common stock at $0.10 per share but that management refused to issue Mr. Karo such shares upon his attempt to exercise of the alleged option. A motion was made by the Company and granted with prejudice to dismiss the case.  Mr. Karo re-filed to vacate the dismissal, which was subsequently vacated; at this time there is a pretrial conference set for November 23, 2009. Mr. Karo is seeking damages, actual and exemplary, against the Company in an amount in excess of $10,000. Management denies that Mr. Karo was owed such stock options. The Company has engaged local counsel and intends to vigorously defend this action on the basis brought by the plaintiffs. The costs of defending against the complaint could be substantial; however management is unable to estimate an amount at this time.

Material developments in legal proceedings during our first and second quarters for fiscal 2009 are disclosed in our Quarterly Reports on Form 10-Q filed for such periods.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During our fiscal quarter ended September 30, 2009, we made the following sales of equity securities:  In September 2009, a shareholder exercised her right to convert 330,000 shares of Series A Convertible Preferred Shares into 330,000 shares of common stock.  These shares of common stock were issued as restricted stock pursuant to Rule 144. This  issuance of common stock was exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 30, 2009, shareholders holding a majority of the voting rights of our capital stock executed a written consent (the “Written Consent”) to effect (i) the election of five directors for a term of one year or until their successors are duly elected and qualified, and (ii) the ratification of the appointment of Cordovano & Honeck, LLP, as our independent public accountants.

Pursuant to the Written Consent, the Board of Directors, as described in our Annual Report on Form 10-KSB for fiscal 2008, was re-elected in its entirety. The Written Consent was executed to become effective 20 days following the mailing of a definitive information statement to our shareholders and accordingly became effective on approximately August 30, 2009. Shareholders holding 6,883,088 shares of common stock executed the Written Consent.

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

Date:  November 17, 2009

ST. JOSEPH, INC.

/s/ GERALD MCILHARGEY
Gerald McIlhargey, Chief Executive Officer