Form 10-K
period 2009-12-31
ST JOSEPH INC
filed 2010-03-31
CIK 1177135

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

   Based on the closing sale price of $0.71 of the registrant’s common stock on the last business day of our most recently second fiscal quarter, June 30, 2009, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold was $3,582,576.

     As of March 6, 2010 there were 10,812,302 shares of the registrant’s Common Stock issued and outstanding.

ST. JOSEPH, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2009

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

Major Clients

We are dependent on a small number of clients for a majority of our revenues. During our year ended December 31, 2009, approximately 45% of our revenues were derived from our largest client and all of our revenues were derived from a total of nine clients.

Employees and Revenue Generating

We currently have four paid employees, and no part-time employees.

Acquisition Strategy

The Company has decided to pursue suitable candidates for future acquisition that potentially create value for our existing shareholders. The Company hopes to acquire other operating companies as subsidiaries.  Acquisition targets may be in sectors other then the Company’s current sector of providing employment agency services.   Although not the Company’s goal, the Company would also consider a reverse merger, if it were seen to be a growth opportunity for our existing shareholders.

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

Our independent certified public accountant's report on our financial statements for the fiscal years ended December 31, 2009 and 2008 contains an explanatory paragraph indicating that we have incurred recurring losses, and as of December 31, 2009, had negative working capital and a net capital deficiency.  These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We depend on attracting and retaining qualified candidates; during periods of economic growth, our costs to do so increases and it becomes more difficult to attract and retain people.

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

45% of our revenues come from one client.

During our year ended December 31, 2009, approximately 45% of our revenues were derived from our largest client. The loss of this client or the decline in business from this client would have a material adverse effect on our revenues and profits.  Accordingly, any events that create an adverse affect on this clients operations or financial performance may also create a material adverse effect on our revenues and profits.

Our revenues are generated by only nine clients.

At the present time, our revenues come from only nine clients.  The loss of any of these clients or the decline in business from any of these clients will have a material adverse effect on our revenues and profits.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

We lease approximately 2286 square feet of office space from a non-affiliated third party at 4870 South Lewis, Suite 250, Tulsa, OK 74105.  Our monthly lease payment is $2667.  The lease commenced May 1, 2004 and expires April 30, 2012

ITEM 3.  LEGAL PROCEEDINGS

As previously disclosed in a quarterly report on Form 10-QSB, filed with the SEC on November 20, 2006, on July 28, 2006, Zachary Karo, a former employee of StafTek Services, Inc. filed a lawsuit against the Company and its subsidiary Staf*Tek Services, Inc. in the district court in Tulsa County, Oklahoma, Case No. CJ 2006 04713, in connection with stock options allegedly granted to Mr. Karo. Mr. Karo alleges that he was granted an option to purchase up to 25,000 shares of the Company’s common stock at $0.10 per share but that management refused to issue Mr. Karo such shares upon his attempt to exercise of the alleged option. A motion was made by the Company and granted with prejudice to dismiss the case.  Mr. Karo re-filed to vacate the dismissal, which was subsequently vacated; at this time there is a pretrial set for June 7, 2010. Mr. Karo is seeking damages, actual and exemplary, against the Company in an amount in excess of $10,000. Management denies that Mr. Karo was owed such stock options. The Company has engaged local counsel and intends to vigorously defend this action on the basis brought by the plaintiffs. The costs of defending against the complaint could be substantial; however management is unable to estimate an amount at this time.

ITEM 4.  (REMOVED AND RESERVED)

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol STJO.OB.

The following table shows the high and low bid information for our common stock for each quarter during 2008 - 2009.

QUARTER	LOW BID	HIGH BID

Quarter ending December 31, 2009	$0.56	$0.80
Quarter ending September 30, 2009	$0.26	$1.01
Quarter ending June 30, 2009	$0.07	$0.80
Quarter ending March 31, 2009	$0.10	$0.16
Quarter ending December 31, 2008	$0.10	$0.15
Quarter ending September 30, 2008	$0.10	$0.22
Quarter ending June 30, 2008	$0.10	$0.20
Quarter ending March 31, 2008	$0.20	$0.55

The above information was obtained from the NASD. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.  There is currently no public trading market for our preferred stock.

As of December 31, 2009, representing the last trading day of our most recently completed fiscal quarter, there were 10,812,302 shares of common stock issued and outstanding, held by approximately 210 shareholders of record.  Within the holders of record of our common stock are depositories, such as Cede & Co., that hold shares of stock for several brokerage firms which, in turn, hold shares of stock for a multitude of additional beneficial owners.  Accordingly, it is impossible for us to determine exactly how many beneficial stockholders we actually have.  As of December 31, 2009, there were 5,708 shares of our Series A Convertible Preferred Stock issued and outstanding, held by one shareholders of record.

As of December 31, 2009, there were 385,000 outstanding options or warrants to purchase shares of common stock and 5,708 outstanding shares of Series A Preferred Stock convertible into shares of the Company's Common Stock.  The options may be converted into common shares at a weighted average exercise price of $1.05 per share and the preferred shares may be converted into common shares on a one for one basis.

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

Recent Sales of Unregistered Securities

Set forth below is information regarding the sale of equity securities during the year ended December 31, 2009 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), and which were not previously disclosed either in a quarterly report on Form 10-Q or on a current report on Form 8-K:

In December, 2009, two shareholders exercised the right to convert a total of 50,500 shares of Series A Convertible Preferred Shares into 50,050 shares of common stock.  These shares of common stock were issued as restricted stock pursuant to Rule 144. This issuance of common stock was exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

On December 4, 2009, Kenneth Johnston, one of our Directors received 25,000 shares of our common stock through the exercise of vested stock options. Mr. Johnston paid the exercise option price of $1.05 per share through the conversion of $26,250 of debt owed to him by the Company. The issuance was exempt from registration pursuant to Rule 701 and Section 4(2) of the Securities Act of 1933, as amended.

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

Overview

For the year ended December 31, 2009, we generated revenues of $836,955, which is significantly down from $2,432,778 for the year ended December 31, 2008.  The decrease is primarily due to the decrease in revenues from the loss in Staf*Tek’s contracted employees whom either fulfilled their contracts or were laid off.  For the year ending December 31, 2009, Staf*Tek's total service revenues decreased by $1,595,823, when compared to the total service revenues for 2008.

Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements, and the development of operational solutions to achieve and maintain profitable operations.  We currently do not have adequate resources to fund our operations and we will need to raise funds and/or increase our revenues in order to sustain our operations.  Management plans to finance our operating and capital requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities, or other financing arrangements. Amounts raised will be used for working capital purposes, to further develop our services, and to provide financing for marketing and promotion of our business. While our Management is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence. (See "Risk Factors" and "Financial Statements Footnote 1.")

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

Results of Operations for the Twelve Months Ended December 31, 2009 and 2008

	December 31, 2009		December 31, 2008		Change	Change
		% of		% of
	$	Revenue	$	Revenue	$	%

Net Revenues	$836,955	100.00%	$2,432,778	100.00%	$(1,595,823)	(65.60)%
Cost of Revenues	648,846	77.52%	1,870,063	76.87%	(1,221,217)	(65.30)%

Gross Margin (Loss)	188,109	22.48%	562,715	23.13%	(374,606)	(66.57)%

Operating Expenses
Selling, General and Administrative Expenses	395,373	47.24%	535,469	22.01%	(140,096)	(26.16)%
Depreciation and Amortization	1,149	0.14%	1,123	0.05%	26	2.32%
Total Operating Expenses	$396,522	47.38%	$536,592	22.06%	$(140,070)	(26.10)%

Income (Loss) from Operations	$(208,413)	(24.90)%	26,123	1.07%	(234,536)	(897.81)%

Other Income (Expense)
Interest Income	-	0.00%	(1.00)	(0.00)%	1	(100.00)%
Other Income (Expense)	25,926	3.10%	-	0.00%	25,926	0.00%
Interest Expense	(23,477)	(2.81)%	(29,295)	(1.20)%	5,818	(19.86)%
Net Other Expense	$2,449	0.29%	$(29,296)	(1.20)%	$31,745	(108.36)%

Loss before provision for income tax	(205,964)	(24.61)%	(3,173)	(0.13)%	(202,791)	6,391.14%
Provision for Income Taxes	-	0.00%	-	0.00%	0	0.00%

Net Income (Loss)	$(205,964)	(24.61)%	$(3,173)	(0.13)%	$(202,791)	6,391.14%

Benefit from tax loss carryforward	-	0.00%	-	0.00%	0	0.00%

Net Income (Loss)	$(205,964)	(24.61)%	$(3,173)	(0.13)%	$(202,791)	6,391.14%

Net Revenues

Net Revenues for the twelve months ended December 31, 2009 decreased to $836,955 from $2,432,778 for the twelve months ended December 31, 2008. The decrease in net revenues of $1,595,823 or approximately 65.60%, over the 2009 period is due primarily to decreased revenues generated by the loss of contracted employees and a decrease in hiring due to economic conditions since the prior period.

Cost of Revenues

Cost of Revenues for the twelve months ended December 31, 2009 decreased to $648,846 from $1,870,063 for the twelve months ended December 31, 2008. The overall decrease in cost of revenues of $1,221,217, or approximately 65.30%, over the 2009 period is directly attributable to the cost associated with the decrease in number of newly contracted employees described above.

Gross Margin

The overall gross margin for the twelve months ended December 31, 2009 decreased to $188,109 from $562,715 for the twelve months ended December 31, 2008. The overall decrease in gross margin of $374,606 or approximately 66.57% over the 2008 period is directly attributable to reduced costs in hiring and retaining our newly contracted employees.

Operating Expenses

Total operating expenses for the twelve months ended December 31, 2009 decreased to $396,522 from $536,592 for the twelve months ended December 31, 2008.  Reasons for the overall decrease in operating expenses of $140,070 or approximately 26.10%, over the 2009 period is covered below in our discussions of General and Administrative Expenses and Stock-Based Compensation.

General and Administrative Expenses

General and administrative expenses for the twelve months ended December 31, 2009 decreased to $395,373 from $535,469 for the twelve months ended December 31, 2008. The decrease in general and administrative expenses of $140,096 or approximately 26.16%, over the 2009 period is due primarily to the reduction in administrative staff salaries.

Stock-Based Compensation – Common Stock Options Granted

We did not grant any common stock options in the twelve months ended December 31, 2009.

Loss on Goodwill Impairment

The Company recorded a non-cash goodwill impairment charge of $0 in the accompanying consolidated financial statements for the year ended December 31, 2009. Following the impairment charge, there is no goodwill balance remaining at December 31, 2009.

Total Operating Income and Losses

Total operating losses for the twelve months ended December 31, 2009 increased to $208,413 from operating income of $26,123 for the twelve months ended December 31, 2008. The overall decrease in operating income of $234,536 or approximately 897.81% over the 2009 period is due to reduction in gross margin.

Net Other Expenses

Net other expenses for the twelve months ended December 31, 2009 decreased to $2,449 net income from $29,296 net expense for the twelve months ended December 31, 2008.  The overall decrease in our other expenses of $31,745, or approximately 108.36% over the 2008 period is primarily due to the gain for settlement of a law suit with John H. Simmons.

Interest Income

Interest income for the twelve months ended December 31, 2009 decreased to $0 from ($1) for the twelve months ended December 31, 2008.

Interest Expense

Interest expense for the twelve months ended December 31, 2009 decreased to $23,477 from $29,295 for the twelve months ended December 31, 2008. The overall decrease in our interest expense of $5,818 or approximately 19.86% over the 2009 period is due primarily to the decrease of interest bearing debts.

Net Loss

Net Loss for the twelve months ended December 31, 2009 increased to $205,964 from $3,173 for the twelve months ended December 31, 2008. This increase in net loss of $202,791 or approximately 6,391.14% over the 2009 period is due primarily to the reduction of gross margin.

Liquidity and Capital Resources

	December 31, 2009	December 31, 2008
Net cash (used in) provided by operating activities	$(166,775)	$29,485
Net cash (used in) provided by investing activities	$(1,542)	$(1,628)
Net cash (used in) provided by financing activities	$96,306	$(10,000)

General

For the twelve months ended December 31, 2009, we had negative cash flows resulting from $166,775 of cash used in our operating activities, $1,542 of cash used in our investing activities and $96,306 of cash provided by our financing activities.  Accordingly, for the twelve months ended December 31, 2009, our funds from operations were not sufficient to cover our daily operations as further explained below.

Cash Flows from Operating Activities

Net cash used in our operating activities of $166,775 for the twelve months ended December 31, 2009 was primarily attributable to the net loss and offset by depreciation expense, decreases in accounts receivable and increases in accrued liabilities.

Cash Flows from Investing Activities

Net cash used in our investing activities of $1,542 for the twelve months ended December 31, 2009.

Cash Flows from Financing Activities

Net cash provided by our financing activities of $96,306 for the twelve months ended December 31, 2009 primarily from proceeds of common stock sales.

Internal Sources of Liquidity

For the twelve months ended December 31, 2009, the revenues generated from our operations were insufficient to fund our daily operations.  Gross profit for fiscal year 2009 was $188,109, which was insufficient to meet our operating expenses of $396,522 for the same period. There is no assurance that funds from our future operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

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

As of December 31, 2009, we have debt in the total aggregate amount of $190,000, as summarized in Notes 2 and 4 to the financial statements. This debt was incurred to pay our operating costs, compliance costs and legal fees for our pending litigation.  As of March 20, 2010, we had an outstanding balance of $180,000 on our $200,000 line of credit. This line of credit matures on April 7, 2010.  At, or prior to maturity we will be required to repay the outstanding balance. We plan to renew this line of credit, but cannot provide any assurance that we will be able to do so.

From October 2008 through February 2009 we sold 2,900,000 shares of common stock to 11 accredited investors at a price of $0.05 per share for gross proceeds of $145,000.

From March 5, 2010 to March 15, 2010 we sold 200,000 shares of our common stock to 4 accredited investors at a price of $0.50 per share for gross proceeds of $100,000. As of the date of this report, the 200,000 shares sold in this private placement have not been issued.

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

Preferred  A Stock Dividends

Our Series A Shares have a stated value of $3.00 per share.  Each holder of Series A Shares is entitled to receive a dividend equal 6.75% of the stated value of the Series A Shares payable on each anniversary of the date of issuance of such shares.  The Company paid $34,944 in Series A dividends during the year ending December 31, 2009 leaving an accrued balance in the amount of $82,367. The Company is currently making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009.

The preferred A stock may be converted to the Company's common stock at the rate of one share of e preferred A stock for one share of common stock at any time by the shareholder. The convertible preferred A stock can be called for redemption by the Company no sooner than two (2) years after the date of issuance, and only if the Company's common stock is trading on a recognized United States stock exchange for a period of no less than thirty consecutive trading days at a market value of $5.00 or more per share. However, as of this date, the stock has not traded at that amount. In September 2009, the three largest holders of the Series A shares converted 380,500 shares of Series A shares to common stock on a one-to-one basis. Following this conversion, only 5,708 shares of Series A stock remain outstanding.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Financial Statements and supplementary data are included beginning immediately following the signature page to this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009 and had concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting during the year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management performed an assessment as of December 31, 2009 of the effectiveness of our internal controls over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and concluded that our internal control over financial reporting was effective as of December 31, 2009

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following information sets forth the names of the directors, executive officers, promoters control persons of the Company, their present positions with the Company, and their biographical information.

Name	Age	Position(s) Held	Date Service Began
Gerald McIlhargey	62	President, Chief Executive Officer and Director	March 2004
Kenneth L. Johnson	50	Secretary, Treasurer and Director	April 2000
Bruce Schreiner	55	Director	October 2003
Donal Ford	54	Director	August 2006
Maureen O’Brien	61	Director	August 2006
John Blackmon	54	President of Staf*Tek Services Inc.	June 2004

Gerald McIlhargey – Mr. McIlhargey has been a Director of St. Joseph since March of 2004. Mr. McIlhargey has spent over 26 years in management consulting for public companies. In his various management roles, Mr. McIlhargey has extensive experience in Marketing and Manufacturing as well as the Financing of Public Companies. Mr. McIlhargey has had a key role with several public companies, including International Corona Resources, Collingwood Energy, Sense Technologies Inc. and Maple Leaf Petroleum.  Mr. McIlhargey received a Bachelor of Education degree from Simon Fraser University in British Columbia, Canada in 1972.

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

Involvement in Certain Legal Proceedings

During the last ten years, none of our Directors, persons nominated to become Directors, or executive officer were subject to any of the following events material to an evaluation of the ability or integrity of any such person:

•
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

•
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

•	Engaging in any type of business practice; or

•	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

•
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) Item 401 of Regulation S-K, or to be associated with persons engaged in any such activity;

•
Such person was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission (the “Commission”)  to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

•
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•
Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

•	Any Federal or State securities or commodities law or regulation; or

•
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

•	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board of Directors; Meetings

During the year ended December 31, 2009, the Board met five times and acted one time by unanimous written consent. During fiscal year 2009, no director attended fewer than 75% of the aggregate number of meetings of the Board and committees on which such director served.

The Board has two standing committees, the Audit Committee and the Compensation Committee. The Board does not have a separate Nominating Committee and performs all of the functions of that committee.

The Audit Committee

The Audit Committee has as its primary responsibilities the appointment of the independent auditor for the Company, the pre-approval of all audit and non-audit services, and assistance to the Board in monitoring the integrity of our financial statements, the independent auditor's qualifications, independence and performance and our compliance with legal requirements. The Audit Committee has adopted a written charter, which was mailed to its shareholders in 2006. During the year ended December 31, 2009, the Audit Committee met two times. Bruce Schreiner, Donal Ford, and Maureen O’Brien are the current members of the Audit Committee.

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

Compensation Committee

The Compensation Committee recommends to the Board annual salaries for senior management and reviews all company benefit plans.  During the year ended December 31, 2009, the Compensation Committee met one time and reviewed the compensation of all St. Joseph employees. The current members of the Compensation Committee are Bruce Schreiner, Kenneth Johnson, and Donal Ford.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten percent of our Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and persons who are the beneficial owners of more than 10% of the common stock of the Company are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon review of the copies of such reports furnished to us during, and with respect to, the fiscal year ended December 31, 2009 or any written representations we received from a director, officer, or beneficial owner of more than 10% of our common stock that no other reports were required during that period, we believe that, for the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to our reporting persons were met except that the following persons each failed once to file a Form 4 on a timely basis: Hong Kong Base Ltd., Yvonne Chun Siu Fun, Gerald McIlhargey, Desert Projects, Inc., James R. Houston.  All such Form 4’s were filed during the fiscal year ended December 31, 2009.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  The code of ethics can be viewed on our website: www.stjosephinc.com.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers during 2007, 2008 and 2009:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Com- pensation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All other Compen- sation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Gerald McIlhargey	2007	-	-	-	-	-	-	-	-
President, CEO and	2008	-	-	-	-	-	-	-	-
Director	2009	-	-	-	-	-	-	-	-

Kenneth L. Johnson,	2007	-	-	-	-	-	-	-	-
Secretary, Treasurer and	2008	-	-	-	-	-	-	-	-
Director	2009	-	-	-	-	-	-	-	-

John Blackmon,	2007	$72,000	-	-	-	-	-	-	-
President of Staf*Tek	2008	$92,000	-	-	-	-	-	-	$92,000
Services, Inc.	2009	$81,000	-	-	-	-	-	-	$81,000

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

Kenneth L. Johnson. We do not have an employment agreement with Mr. Johnson and he is not receiving any compensation for serving as our Secretary and Treasurer. On August 24, 2006, he received options to purchase 50,000 shares of our common stock for agreeing to serve as a Director on our Board. In December 2009 Mr. Johnson exercised 25,000 options.  His remaining 25,000 options have an exercise price of $1.05 per share and expire on August 24, 2011.

John Blackmon.  Mr. Blackmon is the President of our wholly-owned subsidiary, Staf*Tek Services, Inc. We do not have an employment agreement with Mr. Blackmon.  He receives an annual salary of $81,000 as compensation for serving as Staf*Tek Services, Inc.’s President.  On August 24, 2006, he received options to purchase 50,000 shares of our common stock for agreeing to serve as President of Staf*Tek Services, Inc. The options have an exercise price of $1.05 per share and expire on August 24, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL-END

The following table provides information concerning equity awards as of our 2009 fiscal year end, December 31, 2009, held by each of our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options (#)	Option Exercise Price ($)	Option Expira- tion Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Gerry McIlhargey	100,000	-	-	$1.05	August 24, 2011	-	-	-	-

Kenneth L. Johnson	25,000	-	-	$1.05	August 24, 2011	-	-	-	-

John Blackmon	50,000	-	-	$1.05	August 24, 2011	-	-	-	-

Director Compensation

The directors receive no annual compensation other than the options they received for serving on the board of directors of St. Joseph; however, they are reimbursed for out-of-pocket expenses incurred in connection with the Company's business.

On August 24, 2006 each of the directors listed below received fully vested options to purchase up to 50,000 shares of our common stock for agreeing to serve as our Directors.  The options have an exercise price of $1.05 and expire on August 24, 2011.  All of these options were still outstanding and unexercised as of December 31, 2009.

As shown by the following table, none of our directors who are not executive officers received any compensation during our fiscal year ended December 31, 2009:

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 19, 2010 based on information obtained from the persons named below, with respect to the beneficial ownership of our common and preferred stock by (i) each person (including groups) known to us to be the beneficial owner of more than 5 percent of our common stock, and (ii) each Director and Officer, and (iii) all Directors and Officers of the Company, as a group.  Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

Name of Beneficial Owner (1)	Number of Shares of Common Stock (2)		Percent Outstanding	Number of Shares of Series A Preferred Stock (2)	Percent Outstanding
Gerald McIlhargey,	889,923	(3)	7.80%	0	0%
President, Chief Executive
Officer and Director

Kenneth L. Johnson,	150,000	(4)	1.38%	0	0%
Secretary, Treasurer and
Director

Bruce Schreiner, Director	50,000	(5)	0.46%	0	0%

Maureen O’Brien, Director	75,000	(5)	0.69%	0	0%

Donal Ford, Director	75,000	(5)	0.69%	0	0%

John Blackmon, President of Staf*Tek Services, Inc.	79,954	(5)	0.74%	0	0%

All Executive Officers and	1,319,877		11.34%	0	0%
Directors as a Group
(5 individuals)

Hong Kong Base, Ltd. (6)	1,450,000		13.41%	0	0
Desert Projects, Inc. (7)	1,116,667		10.33%	0	0
Phyllis L. Bell	560,000		5.18%	0	0
Camille Quinn	8,994	(8)	0.03%	5,708	100%

(1)
The address for Messrs. McIlhargey, Johnson, Schreiner, Ford, and Ms. O’Brien is: c/o St. Joseph, Inc., 4870 S. Lewis, Suite 250, Tulsa, Oklahoma 74105.  The address for Hong Kong Base, Ltd. is Unit C, 26th Floor, CNT Tower, 338 Hennessey Road, Wanchai, Hong Kong, China.  The address for Desert Projects, Inc. is 73-185, Suite D, Highway 111, Palm Desert, California, 92260. The address for Ms. Bell is Route 1 Box 650, Haskell, Oklahoma 74436.  The address for Ms. Quinn is 5800 E. Skelly Drive, Suite 1230, Tulsa, OK 7413. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
Based upon 10,812,302 shares of common stock and 5,702 shares of Series A Preferred Stock issued and outstanding on March 19, 2010. Percentages are rounded to the nearest one hundredth of a percent. As required by Item 403 of Regulation S-B, calculated on the basis of the amount of outstanding securities plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.  The percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)	Includes fully vested options to purchase 100,000 shares of our common stock at an exercise price of $1.05 per share.

(4)	Includes fully vested options to purchase 25,000 shares of our common stock at an exercise price of $1.05 per share.

(5)	Includes fully vested options to purchase 50,000 shares of our common stock at an exercise price of $1.05 per share.

(6)	Hong Kong Base Ltd is a corporation organized under the laws of Hong Kong and is beneficially owned by Yvonne Chun Siu Fun.

(7)	Desert Projects, Inc. is a corporation organized under the laws of the State of Nevada and is beneficially owned by James Ralph Houston.

(8)	Includes 5,708 shares of common stock, which would be issuable on conversion of the 5,702 shares of Series A Preferred Stock held by Ms. Quinn.

Equity Compensation Plans

The following table sets forth information as of December 31, 2009 with respect to compensation plans under which we are authorized to issue shares of our common stock, aggregated as follows:
      o     all compensation plans previously approved by security holders; and
      o     all compensation plans not previously approved by security holders.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans	385,000	(1)	$1.05	715,000
approved by security holders

Equity compensation plans not approved by security holders	0		0	0
Total	385,000		$1.05	715,000

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than disclosed below, none of the directors or executive officers of the Company nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of the Company, nor any promoter of the Company, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of the Company’s 2009 fiscal year or in any presently proposed transaction which, in either case, has or will exceed one percent of the average of the Company’s total assets at year end for the last two completed fiscal years. The Company has not entered into transactions with any member of the immediate families of the foregoing persons, nor is any such transaction proposed

Gerald McIlhargey

On January 5, 2009, COLEMC Investments, Ltd., a Canadian company owned by Gerald McIlhargey, President and a Director of our Company, purchased 500,000 shares of our common stock in a private placement for $0.05 per share. These shares are deemed to be beneficially owned by Mr. McIlhargey.

During the quarter ended September 30, 2009, Mr. McIlhargey, advanced $5,000 for working capital in exchange for a promissory note. The note matures on September 17, 2010 and does not bear any interest.

During the quarter ended December 31, 2009, Gerry McIlhargey, President and Director of the Company, advanced $5,000 for working capital in exchange for a promissory note. The note matures on November 4, 2010 and does not bear any interest.

Kenneth L Johnson

On December 4, 2009, one of our directors, Mr. Johnson, exercised 25,000 stock options by applying $26,250 in debt owed to him by the Company towards payment of the exercise price.

Desert Projects Inc. and James Ralph Houston

On January 3, 2009, Desert Projects, Inc., a 10%+ shareholder of the Company, purchased 400,000 shares of our common stock in a private placement for $0.05 per share.  Desert Projects, Inc. is a Nevada corporation beneficially owned by James Ralph Houston.

Hong Kong Base, Ltd.

On February 16, 2009, Hong Kong Base, Ltd., a 10%+ shareholder of the Company, purchased 500,000 shares of our common stock in a private placement for $0.05 per share.  Hong Kong Base, Ltd. is a Hong Kong company beneficially owned by Yvonne Chun Siu Fun.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

We appointed the accounting firm of Cordovano and Honeck, LLP, located at 88 Inverness Circle East, Building M-103, Englewood, Colorado 80112, to serve as our independent auditors for the fiscal years ended December 31, 2009 and 2008.  During our fiscal years 2009 and 2008, accrued fees owed to Cordovano and Honeck, LLP are as follows:

Audit Fees

2009	2008
$30,588.00	$26,585.00

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

Tax Fees

2009	2008
$0.00	$0.00

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees
2009	2008
$0.00	$0.00

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT NO.	DESCRIPTION OF DOCUMENT
2.1 (5)	Agreement of Share Exchange and Purchase and Sale dated January 2, 2004 between St. Joseph, Inc. and Phyllis L. Bell, and Paul D. Aelmore and Staf-Tek Services, Inc.

3.1 (1)	Articles of Incorporation of Pottery Connection, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on January 19, 2001.

3.3 (5)	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on November 6, 2003.

3.4 (6)	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on September 29, 2006.

3.5 (7)	Articles of Amendment to the Articles of Incorporation filed with the Colorado Secretary of State on May 18, 2007.

3.6 (7)	Articles of Amendment to the Articles of Incorporation filed with the Colorado Secretary of State on May 23, 2007.

3.5 (3)	Bylaws of St. Joseph, Inc. (formerly known as Pottery Connection, Inc.)

4.1 (1)	Specimen form of St. Joseph’s stock certificate for shares of its common stock.

4.2 (10)	2006 Stock Option Plan.

10.1 (3)	Exclusive Agreement between St. Joseph Energy, Inc. and David Johnson.

10.2 (2)	Form of User Agreement for St. Joseph, Inc.

10.3 (9)	Promissory Note dated June 16, 2005 for $96,000 issued by St. Joseph, Inc. to John H. Simmons.

10.4 (9)	Promissory Note dated December 28, 2006 for $25,000 issued by Staf*Tek Services, Inc. to Gerry McIlhargey.

10.5 (8)	Form of Letter Agreement for conversion of Series B Stock to common stock on December 31, 2007.

10.6 (8)	Form of Letter Agreement for conversion of promissory notes to common stock on December 31, 2007.

14.1 (9)	Code of Ethics.

21.1 (9)	Subsidiaries of St. Joseph, Inc.

31.1*	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(1)	Filed on July 23, 2002 as an exhibit to St. Joseph’s registration statement on Form 10SB and incorporated herein by reference.

(2)	Filed on April 15, 2003 as an exhibit to St. Joseph’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(3)	Filed on June 3, 2003 as an exhibit to St. Joseph’s amendment to registration statement on Form 10SB12G/A and incorporated herein by reference.

(4)	Filed on April 15, 2004 as an exhibit to St. Joseph’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference.

(5)	Filed on May 5, 2004 as an exhibit to St. Joseph’s report on Form 8-K dated April 30, 2004 and incorporated herein by reference.

(6)	Filed on November 20, 2006 as an exhibit to St. Joseph’s quarterly report on Form 10-QSB for the quarterly period ended September 30, 2006 and incorporated herein by reference.

(7)	Filed on May 23, 2007 as an exhibit to St. Joseph’s report on Form 8-K dated May 18, 2007 and incorporated herein by reference.

(8)	Filed on January 28, 2008 as an exhibit to St. Joseph’s report on Form 8-K dated December 31, 2007 and incorporated herein by reference.

(9)	Filed on April 20, 2007 as an exhibit to St. Joseph’s amendment 1 to annual report on Form 10-KSB for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(10)	Filed on August 3, 2006 as an exhibit to St. Joseph’s proxy statement on Schedule and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2010

St. Joseph, Inc.

By: /s/ Gerry McIlhargey
Gerry McIlhargey, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Gerry McIlhargey	March 30, 2010
Gerry McIlhargey, President,
Chief Executive Officer and
Director

/s/Kenneth L. Johnson	March 30, 2010
Kenneth L. Johnson,
Secretary-Treasurer and Director

/s/Bruce Schreiner	March 30, 2010
Bruce Schreiner, Director

/s/ Donal Ford	March 30, 2010
Donal Ford, Director

/s/ Maureen O’Brien	March 30, 2010
Maureen O’Brien, Director

ST. JOSEPH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of St. Joseph, Inc.

We have audited the accompanying consolidated balance sheets of St. Joseph, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income and stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2009. St. Joseph, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of St. Joseph, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company incurred recurring losses and has a negative working capital and net capital deficiency.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck LLP
Englewood, Colorado
March 26, 2010

ST. JOSEPH, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash	$149,981	$221,992
Accounts receivable, net of allowance for doubtful accounts of $2,208	70,574	212,821

Total Current Assets	220,555	434,813

Property and equipment, net of Accum Dep of $150,755 and $149,606, respectively	3,371	2,978
Deposits	1,230	1,230

Total Assets	$225,156	$439,021

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$190,207	$264,206
Accrued liabilities	11,080	18,168
Accrued preferred dividend	82,367	117,311
Due to former officer	-	25,000
Notes Payable:
Notes payable - related party (Note 2)	-	5,000
Line of Credit (Note 4)	180,000	180,000
Loan from Officer	10,000	48,120

Total Current Liabilities	473,654	657,805

STOCKHOLDERS' DEFICIT (Note 7):
Preferred stock, Series A, $.001 par value, $3.00 face value; 25,000,000 shares authorized, 5,708 shares issued and outstanding	6	386
Common stock, $.001 par value; 100,000,000 shares authorized, 10,812,302 issued and outstanding	10,812	7,407
Additional paid-in capital	2,123,426	1,950,201
Retained deficit	(2,382,742)	(2,176,778)

Total Stockholders' Deficit	(248,498)	(218,784)

Total Liabilities and Stockholders' Deficit	$225,156	$439,021

ST. JOSEPH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
	December 31,
	2009	2008
REVENUES:
Contract	$836,955	$2,432,778

COST OF REVENUES	648,846	1,870,063

Gross Margin	188,109	562,715

COSTS AND EXPENSES:
General and Administrative Expenses	395,373	535,469
Depreciation and Amortization	1,149	1,123
Total Costs and Expenses	396,522	536,592

Operating Income (Loss)	(208,413)	26,123

OTHER INCOME AND (EXPENSE):
Interest Income	-	(1)
Other Income (expense)	25,926	-
Interest Expense	(23,477)	(29,295)

Net Other Expense	2,449	(29,296)

Loss before provision for income taxes	(205,964)	(3,173)

PROVISION FOR INCOME TAXES:
Provision for Federal income tax	-	-
Provision for State income tax	-	-

Total provision for income taxes	-	-

Loss before benefit from tax loss carryforward	(205,964)	(3,173)

Benefit from tax loss carryforward	-

Net Loss	(205,964)	(3,173)

Preferred stock dividend requirements	-	(78,208)

Loss applicable to common stockholders	$(205,964)	$(81,381)

Basic and diluted loss per common share	$(0.02)	$(0.01)

Weighted average common shares outstanding	10,032,642	7,406,802

ST. JOSEPH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

					Additional
	Preferred Stock-Series A		Common Stock		Paid-in	Retained
	Shares	Par value	Shares	Par value	Capital	Deficit	Total

Balance December 31, 2007	386,208	$386	7,406,802	$7,407	$1,950,201	$(2,095,398)	$(137,404)

Preferred stock dividends (Note 4)	-	-	-	-	-	(78,207)	(78,207)

Net loss for the year ended December 31, 2008	-	-	-	-	-	(3,173)	(3,173)

Balance December 31, 2008	386,208	$386	7,406,802	$7,407	$1,950,201	$(2,176,778)	$(218,784)

Sale of common stock @$0.05 per share			2,900,000	2,900	142,100		145,000

Conversion of notes payable @$0.05 per share to common stock			100,000	100	4,900		5,000

Conversion of preferred to common @$0.001 per share	(380,500)	(380)	380,500	380			-

Common stock options exercised			25,000	25	26,225		26,250

Net loss for the year ended December 31, 2009						(205,964)	(205,964)

Balance December 31, 2009	5,708	$6	10,812,302	$10,812	$2,123,426	$(2,382,742)	$(248,498)

ST. JOSEPH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

	Twelve Months Ended
	December 31,
	2009	2008
OPERATING ACTIVITIES

Net loss	$(205,964)	$(3,173)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,149	1,123
Gain on settlement of note payable due to former officer	(25,526)	- -
Changes in operating assets and liabilities:
Increase/decrease in accounts receivable	142,247	33,254
Increase/decrease in accounts payable	(73,999)	(8,431)
Increase/decrease in accrued liabilities	(4,682)	6,712

Net cash provided by (used in) operating activities	(166,775)	29,485

INVESTING ACTIVITIES
Equipment acquisitions	(1,542)	(1,628)

Net cash used in investing activities	(1,542)	(1,628)

FINANCING ACTIVITIES
Payments on line of credit	-	(15,000)
Settlement of notes payable to former officer	(50,000)	-
Proceeds from related party	26,250	5,000
Proceeds from officer loan	10,000	-
Payments on preferred stock dividends	(34,944)	-
Proceeds from sale of common stock	145,000	-

Net cash provided by (used in) financing activities	96,306	(10,000)

INCREASE (DECREASE) IN CASH	(72,011)	17,857

CASH AT BEGINNING OF PERIOD	221,992	204,135

CASH AT END OF PERIOD	$149,981	$221,992

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:

Conversion of preferred stock into common stock	$380	$-
Conversion of note payable into common stock	$5,000	$-
Advances for excercising stock options	$26,250	$-

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$23,477	$29,295
Income taxes	$-	$-

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

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2009 and 2008 included in this report include the activities of St. Joseph, Inc. and its wholly-owned subsidiary, Staf*Tek. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net capital deficiency at December 31, 2009 and 2008. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

Cash Equivalents and Fair Value of Financial Instruments

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2009 and 2008.

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

Impairment and Disposal of Long-lived Assets

The Company evaluates the carrying value of its long-lived assets when indicators of impairment are present.  Impairment is assessed when the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairments recognized for the years ended December 31, 2009 and 2008.

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

Advertising Costs

The Company expenses all advertising as incurred. The Company incurred advertising costs totaling $3,592 and $5,295 for the years ended December 31, 2009 and 2008, respectively.

Loss Per Common Share

The Company reports earnings (loss) per share using a dual presentation of basic and diluted earnings per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. Preferred stock and common stock options outstanding at December 31, 2008 were not included in the diluted loss per share as all 386,208 preferred shares and all 560,000 options were anti-dilutive. Preferred stock and common stock options outstanding at December 31, 2009 were not included in the diluted loss per share as all 5,708 preferred shares and all 385,000 options were anti-dilutive. Therefore, basic and diluted losses per share at December 31, 2009 were equal.

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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state tax return in Oklahoma as “major” tax jurisdictions, as defined.  The Company believes that its income tax filings positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial conditions, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740

Stock-Based Compensation:

The Company recognizes share-based compensation based on the options’ fair value, net of estimated forfeitures on a straight line basis over the requisite service periods, which is generally over the awards’ respective vesting period, or on an accelerated basis over the estimated performance periods for options with performance conditions.  The stock option fair value is estimated on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates.  There were no compensation costs as the Company did not grant options or similar instruments during the years ended December 31, 2009 and 2008.

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

Recent Accounting Pronouncements

On July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”). The ASC does not alter current generally accepted accounting principles in the United States of America (“U.S. GAAP”), but rather integrated existing accounting standards with other authoritative guidance. The ASC provides a single source of authoritative U.S. GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. The adoption of the ASC did not have any effect on our results of operations or financial position. All prior references to U.S. GAAP have been revised to conform to the ASC. Updates to the ASC are issued in the form of Accounting Standards Updates (“ASU”).

In April 2009, we adopted the revisions to U.S. GAAP accounting standards included in ASC Topic 825, Financial Instruments   (“ASC 825”), which requires public companies to include disclosures required for all financial instruments within the scope of ASC 825 in their interim financial statements. In addition, this guidance requires disclosure about the method and significant assumptions to estimate fair value of financial instruments and disclosure of changes in the methods or significant assumptions, if any, during the period. The adoption of the revised guidance related to financial statement disclosure only and did not have any effect on our results of operations or financial position.

We adopted the revisions to U.S. GAAP accounting standards included in ASC Topic 855 (“ASC 855”), Subsequent Events, and the FASB amendment ASU 2010-09, which establish the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance did not have any impact on the Company’s financial position, results of operations, or cash flows.

ST. JOSEPH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2010, the FASB amended ASC 820 to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. ASU 2010-6 is effective for interim and annual fiscal years beginning after December 15, 2009. The Company does not anticipate that the adoption of this statement will materially expand its financial statement footnote disclosures.

NOTE 2 – RELATED PARTY TRANSACTIONS

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

On December 4, 2009, Kenneth L. Johnson, a Director of the Company, exercised 25,000 stock options by applying $26,250 in debt owed to him by the Company towards payment of the exercise price.

During the quarter ended September 30, 2009, Gerry McIlhargey, President and Director of the Company, advanced $5,000 for working capital in exchange for a promissory note. The note matures on September 17, 2010 and does not bear any interest.

During the quarter ended December 31, 2009, Gerry McIlhargey, President and Director of the Company, advanced $5,000 for working capital in exchange for a promissory note. The note matures on November 4, 2010 and does not bear any interest.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2009 and 2008:
	2009	2008
Furniture and fixtures	$35,447	$35,447
Office equipment	61,465	59,923
Computer equipment	37,629	37,629
Leasehold improvements	19,585	19,585
Total property and equipment	154,126	152,584
Less accumulated depreciation	(150,755)	(149,606)
Property and equipment, net	$3,371	$2,978

Depreciation expense totaled $1,149 and $1,123, respectively, for the years ended December 31, 2009 and 2008.

ST. JOSEPH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LINE OF CREDIT

The Company has a $200,000 line of credit of which $180,000 was unpaid and outstanding at December 31, 2009 and 2008. The interest rate on the credit line was 6.79 percent at December 31, 2008 and 2009.  Interest payments are due monthly.  The line of credit maturity was extended through April 7, 2010.

NOTE 5 – CONCENTRATION OF CREDIT RISK

The Company conducts a significant portion of its operations with one customer. During the year ended December 31, 2009, approximately 45 percent of the Company's service revenues were conducted with this one customer. During the year ended December 31, 2008, approximately 73 percent of the Company's service revenues were conducted with one customer.

NOTE 6 – INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

	Years Ended
	December 31,
	2009	2008
U.S. Federal statutory rate	28.02%	15.73%
State income tax, net of federal benefit	3.33%	3.90%
Permanent book-to-tax differences	0.00%	0.00%
Timing Differences	-0.00%	-0.00%
Net operating loss for which no tax benefit is currently available	-31.35%	-19.63%
	0.00%	0.00%

At December 31, 2009, the Company's current tax benefit consisted of a net tax asset of $290,834 due to operating loss carryforwards of approximately $1,138,437 which was fully allowed for, in the valuation allowance of $290,834. The valuation allowance results in deferred tax expense, which offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2009 and 2008 were            $57,707 and $623, respectively. Net operating loss carry forwards will expire through 2028.

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

ST. JOSEPH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – SHAREHOLDERS' EQUITY

Preferred Stock

During the year ended December 31, 2009, the Company did not issue any Series A Convertible Preferred Stock.  The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series.  In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock and 5,708 have not been converted to common stock at December 31, 2009.  Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, which is paid quarterly on a calendar basis for a period of 5 years.

Common Stock

As of March 25, 2009, the Company sold 1,500,000 shares of common stock to 8 accredited investors at a price of $0.05 per share for gross proceeds of $75,000. No underwriters were used and no underwriting discounts or commissions were payable.  The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold to only to accredited investors; as such term is defined by Rule 501 of Regulation D.  All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

In May 2009, the Company issued 100,000 shares of common stock to an investor in exchange for settlement of a promissory note in the amount of $5,000.

During the year ended December 31, 2009, the Company issued 380,500 shares of common stock upon conversion of 380,500 shares of Series A Convertible Preferred Stock.

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

The fair value for the options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following:

Risk-free interest rate	4.78%
Dividend yield	0.00%
Volatility factor	29.02%
Weighted average expected life	5 years

ST. JOSEPH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule summarizes the changes in the Company’s equity awards for the years ended December 31, 2009 and 2008.

			Weighted	Weighted
	Awards		Average	Average
	Outstanding	Exercise	Exercise	Remaining	Aggregate
	and	Price	Price	Contractual	Intrinsic
	Exercisable	Per Share	Per Share	Life	Value
Outstanding at January 1, 2008	760,000	$0.10	$0.10
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Expired	200,000	$0.10	$0.10
Outstanding at December 31, 2008	560,000	$0.10 - $1.05	$0.80

Granted	-	$-	$-
Exercised	(25,000)	$-	$-
Cancelled/Expired	(150,000)	$-	$-
Outstanding at December 31, 2009	385,000	$1.05	$1.05	1.66 years	$-

All equity awards were fully vested as of December 31, 2009.  Aggregate intrinsic value is calculated by determining the amount by which the market price of the stock exceeds the exercise price of the options on December 31, 2009, and then multiplying that amount by the number of options.  The exercise price exceeds the market value of the stock on December 31, 2009; therefore the aggregate intrinsic value is zero.

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

NOTE 8 – LEGAL PROCEEDINGS

As previously disclosed in a quarterly report on Form 10-QSB, filed with the SEC on November 20, 2006, on July 28, 2006, Zachary Karo, a former employee of Staf*Tek Services, Inc. filed a lawsuit against the Company and its subsidiary Staf*Tek Services, Inc. in the district court in Tulsa County, Oklahoma, Case No. CJ 2006 04713, in connection with stock options allegedly granted to Mr. Karo. Mr. Karo alleges that he was granted an option to purchase up to 25,000 shares of the Company’s common stock at $0.10 per share but that management refused to issue Mr. Karo such shares upon his attempt to exercise of the alleged option. A motion was made by the Company and granted with prejudice to dismiss the case.  Mr. Karo re-filed to vacate the dismissal, which was subsequently vacated; at this time there is a pretrial set for June 7, 2010. Mr. Karo is seeking damages, actual and exemplary, against the Company in an amount in excess of $10,000. Management denies that Mr. Karo was owed such stock options. The Company has engaged local counsel and intends to vigorously defend this action on the basis brought by the plaintiffs. The costs of defending against the complaint could be substantial; however management is unable to estimate an amount at this time.

As disclosed in an 8-K released on May 9, 2009, we settled a lawsuit between us and a former President, CEO and director, John H. Simmons by executing a settlement agreement.

Pursuant to the settlement agreement, the Company and Mr. Simmons released all claims against each other. The settlement agreement required the Company to pay Mr. Simmons a sum of $50,000.

In connection with the settlement, the Company booked a one-time credit in the amount of $25,526 after applying the settlement amount of $50,000 to a note payable of $48,120, accrued interest of $2,406 and amount of $25,000 for the cancellation of a note, which was due to Mr. Simmons for the cancellation of 250,000 options which had been previously exercised.

ST. JOSEPH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Because the monthly payments are retroactive to January 1, 2009, we made a one-time payment of $12,357 to Ms. Bell and Mr. Aelmore to cover the period of January through May 2009. The monthly payments commenced on June 1, 2009.  At December 31, 2009, the balance in accrued dividends was $82,367 after we made payments totaling $34,944.

NOTE 9 – COMMITMENT

The Company leases office space in Tulsa, Oklahoma under operating lease expiring in 2012.  Future minimum payments due under the non-cancelable lease are as follows:

2010	$32,347
2011	32,347
2012	10,782

$75,476

NOTE 10 - SUBSEQUENT EVENT

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed though March 25, 2010, which is the date financial statements were issued.  No reportable subsequent events were noted other than those described below

From March 5, 2010 to March 15, 2010, the Company sold 200,000 shares of common stock to 4 accredited investors at a price of $0.50 per share for gross proceeds of $100,000. No underwriters were used and no underwriting discounts or commissions were payable. As of March 19, 2010, the 200,000 shares sold in the private placement had not been issued.

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

