Form 10-Q
period 2010-03-31
ST JOSEPH INC
filed 2010-05-20
CIK 1177135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  11,012,302 shares as of May 14, 2010.

ST. JOSEPH, INC.
Form 10-Q

Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	UNAUDITED	AUDITED
	March 31,	DECEMBER 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash	$163,303	$149,981
Accounts receivable, net of allowance for doubtful accounts of $2,208	65,873	70,574

Total current assets	229,176	220,555

Property and equipment, net of Accum Dep of $151,042 and $150,755	3,084	3,371
Deposits	1,230	1,230

TOTAL ASSETS	$233,490	$225,156

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$193,676	$190,207
Accrued liabilities	11,633	11,080
Accrued preferred dividend	74,303	82,367
Notes payable:
Line of Credit (Note 4)	180,000	180,000
Loan from Officer	10,000	10,000

Total current liabilities	469,612	473,654

STOCKHOLDERS' DEFICIT (Note 7):
Preferred stock, Series A, $.001 par value, $3.00 face value; 25,000,000 shares authorized,5,708 shares issued and outstanding	6	6
Common stock, $.001 par value; 100,000,000 shares authorized, 11,012,302 issued and outstanding	11,012	10,812
Additional paid-in capital	2,223,226	2,123,426
Retained deficit	(2,470,366)	(2,382,742)

Total Stockholders' Deficit	(236,122)	(248,498)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$233,490	$225,156

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNDAUDITED

	Three Months Ended
	March 31,
	2010	2009
REVENUES:
Contract	$99,668	$373,350

COST OF REVENUES	80,050	292,481

Gross Profit	19,618	80,869

COSTS AND EXPENSES:
General and Administrative Expenses	104,137	110,979
Depreciation and Amortization	287	287
Total Costs and Expenses	104,424	111,266

Operating Income (Loss)	(84,806)	(30,397)

OTHER INCOME AND (EXPENSE):
Interest Income	-	-
Other Income (expense)	-	400
Interest Expense	(2,818)	(3,444)

Net Other Expense	(2,818)	(3,044)

Loss before provision for income taxes	(87,624)	(33,441)

PROVISION FOR INCOME TAXES:
Provision for Federal income tax	-	-
Provision for State income tax	-	-

Total provision for income taxes	-	-

Loss before benefit from tax loss carryforward	(87,624)	(33,441)

Benefit from tax loss carryforward	-	-

Net Loss	(87,624)	(33,441)

Preferred stock dividend requirements	-	-

Loss applicable to common stockholders	$(87,624)	$(33,441)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average common shares outstanding	10,878,969	9,240,135

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
UNAUDITED

					Additional
	Preferred Stock-Series A		Common Stock		Paid-in	Retained
	Shares	Par value	Shares	Par value	Capital	Deficit	Total

Balance December 31, 2009	5,708	$6	10,812,302	$10,812	$2,123,426	$(2,382,742)	$(248,498)

Sale of Common Stock @$0.50 per share			200,000	200	99,800		100,000

Net loss for the three months ended March 31, 2010						(87,624)	(87,624)

Balance March 31, 2010	5,708	$6	11,012,302	$11,012	$2,223,226	$(2,470,366)	$(236,122)

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
UNDAUDITED

	Three Months Ended
	March 31,
	2010	2009
OPERATING ACTIVITIES

Net loss	$(87,624)	$(33,441)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	287	287
Changes in operating assets and liabilities:
Increase/decrease in accounts receivable	4,701	36,503
Increase/decrease in accounts payable	3,469	(66,891)
Increase/decrease in accrued liabilities	553	15,418

Net cash provided by (used in) operating activities	(78,614)	(48,124)

INVESTING ACTIVITIES
Equipment acquisitions	-	-

Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Payments on preferred stock dividends	(8,064)	-
Proceeds from sale of common stock	100,000	125,000

Net cash provided by (used in) financing activities	91,936	125,000

INCREASE (DECREASE) IN CASH	13,322	76,876

CASH AT BEGINNING OF PERIOD	149,981	221,992

CASH AT END OF PERIOD	$163,303	$298,868

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$2,818	$3,444
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

The condensed balance sheet at December 31, 2009 has been derived from financial statements included in the Form 10-K.  The accompanying unaudited financial statements at March 31, 2010 presented herein have been prepared by St. Joseph, Inc. (the “Company”) in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commision (“SEC”).  These financial statements should be read in conjunction with the audited financial sttements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The results of operations presented for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year.

There is no provision for dividends for the quarter to which this quarterly report relates.

Financial data presented herein are unaudited.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net capital deficiency at March 31, 2010 and December 31, 2009. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

 (2)        Line of Credit

The Company has a $200,000 line of credit.  At March 31, 2010, the Company has an unpaid and outstanding balance of $180,000. Interest payments are due monthly.  The Company paid $2,818 in interest payments during the quarter ended March 31, 2010.  The line of credit matures on July 7, 2010.

(3)         Shareholders’ Equity

Preferred Stock

During the three months ended March 31, 2010, the Company did not issue any Series A Convertible Preferred Stock.  The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series.  In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock and a balance of 5,708 remains outstanding at March 31, 2010.  Each share of Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, payable on a quarterly basis out of funds legally available therefor, for a period of 5 years or until December 31, 2008.  There is an accrued amount of Series A Convertible Preferred Stock dividends in the amount of $74,303 as of March 31, 2010.  This amount was lowered by $8,064 in the three months ended March 31, 2010. The Company is currently making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009.

Common Stock

In a private placement completed in the quarter ended March 31, 2010, the Company sold 200,000 shares of common stock to four accredited investors at a price of $0.50 per share for gross proceeds of $100,000. No underwriters were used and no underwriting discounts or commissions were payable.

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

Common Stock Options

The following schedule summarizes the changes in the Company’s equity awards for the three months ended March 31, 2010:

			Weighted	Weighted
	Awards		Average	Average
	Outstanding	Exercise	Exercise	Remaining	Aggregate
	and	Price	Price	Contractual	Intrinsic
	Exercisable	Per Share	Per Share	Life	Value

Outstanding at January 1, 2010	385,000	$1.05	$1.05	2.5 years
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Expired	-	$1.05	$-
Outstanding at March 31, 2010	385,000	$1.05	$1.05	2.5 years	$-

(4)         Income Taxes

The Company records its income taxes in accordance with ASC 740 Income Taxes.  The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of operations.  There has been no interest or penalties recognized in the condensed financial statements.

(5)         Concentration of Credit Risk

The Company conducts a significant portion of its operations with one customer. During the three months ended March 31, 2009 and 2010, approximately 83% and 67% respectively of the Company's service revenues were conducted with this one customer.

(6)         Legal Proceedings

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

Staf*Tek Services, Inc.

Staf*Tek Services, Inc. (“Staf*Tek”) was organized as an Oklahoma corporation on January 2, 1997. On January 2, 2004, we closed our acquisition of Staf*Tek pursuant to an agreement by which we acquired 100% percent of the  issued and outstanding shares of Staf*Tek's common stock in exchange for (i) 386,208 shares of our $.001 par value Series A convertible preferred stock; (ii) 219,500 shares of our $.001 par value common stock; and (ii) $200,000 in cash. Our Series A convertible preferred stock has a face value of $3.00 per share with a yield of 6.75% dividend per annum, payable on a quarterly basis out of funds legally available therefor, for a period of five years.  The Company is currently making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009.  During the three months ending March 31, 2010, the Company lowered the accrued balance of Series A Convertible Preferred Stock dividends by $8,064, and this balance was $74,303 as of March 31, 2010.

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

	Results of Operations for the Three Months Ended
	March 31, 2010		March 31, 2009		Change	Change
		% of		% of
	$	Revenue	$	Revenue	$	%

Net Revenues	$99,668	100.00%	$373,350	100.00%	$(273,682)	(73.30)%
Cost of Revenues	80,050	80.32%	292,481	78.34%	(212,431)	(72.63)%

Gross Margin (Loss)	19,618	19.68%	80,869	21.66%	(61,251)	(75.74)%

Operating Expenses
Selling, General and
Administrative Expenses	104,137	104.48%	110,979	29.73%	(6,842)	(6.17)%
Depreciation and Amortization	287	0.29%	287	0.08%	0	0.00%
Total Operating Expenses	$104,424	104.77%	$111,266	29.80%	$(6,842)	(6.15)%

Income (Loss) from Operations	$(84,806)	(85.09)%	(30,397)	(8.14)%	(54,409)	178.99%

Other Income (Expense)
Other Income (Expense)	-	0.00%	400.00	0.11%	(400)	(100.00)%
Interest Expense	(2,818)	(2.83)%	(3,444)	(0.92)%	626	(18.18)%
Net Other Expense	$(2,818)	(2.83)%	$(3,044)	(0.82)%	$226	(7.42)%

Loss before provision for income tax	(87,624)	(87.92)%	(33,441)	(8.96)%	(54,183)	162.03%
Provision for Income Taxes	0	0.00%	-	0.00%	0	0.00%

Net Income (Loss)	$(87,624)	(87.92)%	$(33,441)	(8.96)%	$(54,183)	162.03%

Gross Profit

For the three-month period ended March 31, 2010, we had a gross profit of $19,618 compared to a gross profit of $80,869 for the three-month period ended March 31, 2009.  This decrease in our gross profitability of $61,251, or approximately 75.74% over the prior period, is due primarily to lower number of contractors and renegotiated bill rates as explained below.

Revenues for the three-month period ended March 31, 2010 decreased to $99,668 from $373,350 for the three-month period ended March 31, 2009.  This decrease in net revenues of $273,682, or approximately 73.30%, over the prior period, is due primarily to lower number of contractors and renegotiated bill rates.

Cost of revenues for the three-month period ended March 31, 2010 decreased to $80,050 from $292,481 for the three-month period ended March 31, 2009.  This decrease in cost of revenues of $212,431, or approximately 72.63%, over the prior period, is due primarily to lower number of contractors and renegotiated bill rates.

Total Costs and Expenses

Total costs and expenses for the three-month period ended March 31, 2010 decreased to $104,424 from $111,266 for the three-month period ended March 31, 2009.  This decrease in our total operating expenses of $6,842 is approximately 6.15% under that of the prior period.

General and administrative expenses for the three-month period ended March 31, 2010 decreased to $104,137 from $110,979 for the three-month period ended March 31, 2009.  This decrease in general and administrative expenses of $6,842 is approximately 6.17% under that of the prior period.

Other Income/Expenses

Interest expense for the three-month period ended March 31, 2010 decreased to $2,818 from $3,444 for the three-month period ended March 31, 2009.  This decrease in interest expense of $626, or approximately 18.18% under the prior period, is due primarily to the decrease in interest due on legal fees and our line of credit.

For the three-month period ended March 31, 2010, we had other income of $0 compared to other expenses of $400 for the three-month period ended March 31, 2009.  This decrease of other income of $400, or approximately 100% over the prior period, is due primarily to the sale of office furniture.

For the three-month period ended March 31, 2010, we had total other expenses in the amount of $2,818 compared to $3,044 in total other expenses for the three-month period ended March 31, 2009. This decrease of $226 is approximately 7.42% over the prior period.

Profits

For the three-month period ended March 31, 2010, we incurred an operating loss of $84,806 compared to an operating profit for the three-month period ended March 31, 2009 of $30,397.  This decrease in operating profits is due primarily to lower margins and decreased number of revenue generating contractor placements.

Net loss for the three-month period ended March 31, 2010 increased to $87,624 from $33,441 for the three-month period ended March 31, 2009. This increase in losses of $54,183 or 162.03% over the prior period is due primarily to lower margins and decreased number of revenue generating contractor placements as discussed above.

Liquidity and Capital Resources

As of March 31, 2010, we had a cash reserve of $163,303.  During the three-months ended March 31, 2010, we used cash in the amount of $78,614 in our operating activities.  During this period $100,000 of new funds were raised.

During the three months ended March 31, 2010 and 2009, the Company’s cash activities were as follows:

	2010	2009
Cash used for operating activities	$(78,614)	$(48,124)
Cash used in investing activities	-	-
Cash provided by financing activities	91,936	-

Internal Sources of Liquidity

For the three months ended March 31, 2010, the funds generated from our operations were insufficient to fund our daily operations.  For the three months ended March 31, 2010, we had a gross margin of $19,618, and we were thus unable to meet our operating expenses of $104,137 for the same period.  After accounting for our total other expenses (mostly interest expenses) of $2,818 for this period, we suffered a net loss of $87,624 for the period. We can provide no assurance that funds from our operations will continue to meet the requirements of our daily operations in the future.  In the event that funds from our operations are insufficient to meet our expenses, we will need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

Because the funds generated from our operations have been not been sufficient to fully fund our operations, we have been on dependent on debt and equity financing to make up the shortfall. We actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. There can be no assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing stockholders. As a result, our independent registered public accounting firm has issued a “going concern” modification to its report on our audited financial statements for the year ended December 31, 2009.

We have been utilizing a $200,000 line of credit in order to meet our operating expenses. This line of credit is secured by most of our assets and expires on July 7, 2010.  Interest is due on the line of credit at the rate of 6.79% per annum and interest payments are due monthly. As of March 31, 2010, the line of credit had an outstanding balance of $180,000.

During the quarter ended March 31, 2010, we completed a private offering in which we sold 200,000 shares of common stock to 4 accredited investors at a price of $0.50 per share for gross proceeds of $100,000.

Off Balance Sheet Arrangements

We do not have nor do we maintain any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Risk Factors

Reference is made to “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009 for information concerning risk factors. There have been no material changes in the risk factors since the filing of this Annual Report with the SEC on March 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Gerald McIlhargey, and our Treasurer, Mr. Kenneth L. Johnson (collectively, the “Certifying Officers”).  Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, March 31, 2010, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Internal Control over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2010. Based upon this evaluation, our Certifying Officers have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended March 31, 2010, we completed a private offering in which we sold 200,000 shares of common stock to 4 accredited investors at a price of $0.50 per share for gross proceeds of $100,000.  The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold to only to accredited investors, as such term is defined by Rule 501 of Regulation D.  All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three-month period ended March 31, 2010.

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

Date: May 19, 2010

ST. JOSEPH, INC.

/s/ GERALD MCILHARGEY
Gerald McIlhargey, Chief Executive Officer