Form 10-Q
period 2010-06-30
ST JOSEPH INC
filed 2010-08-16
CIK 1177135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  11,027,302 shares as of August 16, 2010.

ST. JOSEPH, INC.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	UNAUDITED	AUDITED
	June 30,	December 31,
	2010	2009
CURRENT ASSETS:
Cash	$80,789	$149,981
Accounts receivable, net of allowance for doubtful accounts of $2,208	79,476	70,574

Total current assets	160,265	220,555

Property and equipment, net of Accum Dep of $151,329 and $149,606 respectively	2,797	3,371
Deposits	1,230	1,230

Total Assets	$164,292	$225,156

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$201,384	$190,207
Accrued liabilities	6,205	11,080
Accrued preferred dividend	66,239	82,367
Notes payable:
Line of Credit (Note 4)	180,000	180,000
Loan from Officer	10,000	10,000

Total Current Liabilities	463,828	473,654

STOCKHOLDERS' DEFICIT (Note 7):
Preferred stock, Series A, $.001 par value, $3.00 face value; 25,000,000 shares authorized, 5,708 shares issued and outstanding	6	6
Common stock, $.001 par value; 100,000,000 shares authorized, 11,027,302 issued and outstanding	11,027	10,812
Additional paid-in capital	2,233,711	2,123,426
Retained deficit	(2,544,280)	(2,382,742)

Total Stockholders' Deficit	(299,536)	(248,498)

Total Liabilities and Stockholders' Deficit	$164,292	$225,156

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES:
Contract	$125,710	$176,901	$225,378	$550,251

COST OF REVENUES	85,929	136,576	165,979	429,057

Gross Margin	39,781	40,325	59,399	121,194

COSTS AND EXPENSES:
General and Administrative Expenses	110,319	115,242	214,456	226,221
Depreciation and Amortization	287	287	574	574
Total Costs and Expenses	110,606	115,529	215,030	226,795

Operating Income (Loss)	(70,825)	(75,204)	(155,631)	(105,601)

OTHER INCOME AND (EXPENSE):
Interest Income	-	-	-	-
Other Income (expense)	-	25,526	-	25,926
Interest Expense	(3,089)	(8,485)	(5,907)	(11,929)

Net Other Expense	(3,089)	17,041	(5,907)	13,997

Loss before provision for income taxes	(73,914)	(58,163)	(161,538)	(91,604)

PROVISION FOR INCOME TAXES:
Provision for Federal income tax	-	-	-	-
Provision for State income tax	-	-	-	-

Total provision for income taxes	-	-	-	-

Loss before benefit from tax loss carryforward	(73,914)	(58,163)	(161,538)	(91,604)

Benefit from tax loss carryforward	-	-	-	-

Net Loss	(73,914)	(58,163)	(161,538)	(91,604)

Preferred stock dividend requirements	-	-	-	-

Loss applicable to common stockholders	$(73,914)	$(58,163)	$(161,538)	$(91,604)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding	11,014,802	10,156,802	10,932,064	9,573,469

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
UNAUDITED

					Additional
	Preferred Stock-Series A		Common Stock		Paid-in	Retained
	Shares	Par value	Shares	Par value	Capital	Deficit	Total

Balance December 31, 2009	5,708	$6	10,812,302	$10,812	$2,123,426	$(2,382,742)	$(248,498)

Sale of Common Stock @$0.50 per share			200,000	200	99,800		100,000

Common Stock @ $0.70 per share to settle lawsuit	-	-	15,000	15	10,485		10,500

Net loss for the six months ended June 30, 2010	-	-	-	-	-	(161,538)	(161,538)

Balance June 30, 2010	5,708	$6	11,027,302	$11,027	$2,233,711	$(2,544,280)	$(299,536)

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
UNDAUDITED

	Six Months Ended
	June 30,
OPERATING ACTIVITIES	2010	2009

Net loss	$(161,538)	$(91,604)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	574	574
Gain on settlement of note payable due to related party and related accrued interest	-	(25,526)
Lawsuit settlement for common shares	10,500	-
Changes in operating assets and liabilities:
Increase/decrease in accounts receivable	(8,902)	162,917
Increase (decrease) in accounts payable	11,177	(73,176)
Decrease in accrued liabilities	(4,875)	(6,763)

Net cash provided by (used in) operating activities	(153,064)	(33,578)

INVESTING ACTIVITIES
Equipment acquisitions	-	-

Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Settlement of notes to related parties	-	(50,000)
Payments on preferred stock dividends	(16,128)	(16,128)
Proceeds from sale of common stock	100,000	145,000

Net cash provided by (used in) financing activities	83,872	78,872

INCREASE (DECREASE) IN CASH	(69,192)	45,294

CASH AT BEGINNING OF PERIOD	149,981	221,992

CASH AT END OF PERIOD	$80,789	$267,286

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$5,907	$11,929
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements

ST. JOSEPH, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

The condensed balance sheet at December 31, 2009 has been derived from financial statements included in the Form 10-K.  The accompanying unaudited financial statements at June 30, 2010 presented herein have been prepared by St. Joseph, Inc. (the “Company”) in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The results of operations presented for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year.

There is no provision for dividends for the quarter to which this quarterly report relates.

Financial data presented herein are unaudited.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net capital deficiency at June 30, 2010 and December 31, 2009. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

The Company had a $200,000 line of credit which expired July 7, 2010 and was converted to a note.  At June 30, 2010, the Company has an unpaid and outstanding balance of $180,000.  The Company paid $3,089 in interest payments during the three months ended June 30, 2010.  As of August 16, 2010 terms of the note are yet to be determined.

(3)	Shareholders’ Equity

Preferred Stock

During the six months ended June 30, 2010, the Company did not issue any Series A Convertible Preferred Stock.  The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series.  In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock and a balance of 5,708 remains outstanding at June 30, 2010.  Each share of Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, payable on a quarterly basis out of funds legally available therefor, for a period of 5 years or until December 31, 2008.  There is an accrued amount of Series A Convertible Preferred Stock dividends in the amount of $66,239 as of June 30, 2010.  This amount was lowered by $16,128 in the six months ended June 30, 2010. The Company is currently making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009.

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

On June 2010, the Company settled a lawsuit against a former employee as described in Note 6.  Mr. Karo, the former employee, agreed to dismiss his lawsuit in consideration of a payment by the Company to Mr. Karo of $20,000 in cash and the issuance to him of 15,000 shares of common stock.  The shares were valued based on the quoted price of $0.70 per share or $10,500.

Common Stock Options

The following schedule summarizes the changes in the Company’s equity awards for the six months ended June 30, 2010:

			Weighted	Weighted
	Awards		Average	Average
	Outstanding	Exercise	Exercise	Remaining	Aggregate
	and	Price	Price	Contractual	Intrinsic
	Exercisable	Per Share	Per Share	Life	Value

Outstanding at January 1, 2010	385,000	$1.05	$1.05	2.2 years
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Expired	-	$1.05	$-
Outstanding at June 30, 2010	385,000	$1.05	$1.05	2.2 years	$-

(4)	Income Taxes

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

The Company conducts a significant portion of its operations with one customer. During the six months ended June 30, 2009 and 2010, approximately 60% and 39% respectively of the Company's service revenues were conducted with this one customer.

(6)	Legal Proceedings

As previously disclosed in a quarterly report on Form 10-QSB, filed with the SEC on November 20, 2006, on July 28, 2006, Zachary Karo, a former employee of StafTek Services, Inc. filed a lawsuit against the Company and its subsidiary Staf*Tek Services, Inc. in the district court in Tulsa County, Oklahoma, Case No. CJ 2006 04713, in connection with stock options allegedly granted to Mr. Karo. Mr. Karo alleged that he was granted an option to purchase up to 25,000 shares of the Company’s common stock at $0.10 per share but that management refused to issue Mr. Karo such shares upon his attempt to exercise of the alleged option.  In June 2010, Mr. Karo agreed to dismiss his lawsuit in consideration of a payment by the Company to Mr. Karo of $20,000 in cash and the issuance to him of 15,000 shares of common stock.

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

Staf*Tek Services, Inc.

Staf*Tek Services, Inc. (“Staf*Tek”) was organized as an Oklahoma corporation on January 2, 1997. On January 2, 2004, we closed our acquisition of Staf*Tek pursuant to an agreement by which we acquired 100% percent of the  issued and outstanding shares of Staf*Tek's common stock in exchange for (i) 386,208 shares of our $.001 par value Series A convertible preferred stock; (ii) 219,500 shares of our $.001 par value common stock; and (ii) $200,000 in cash. Our Series A convertible preferred stock has a face value of $3.00 per share with a yield of 6.75% dividend per annum, payable on a quarterly basis out of funds legally available therefor, for a period of five years.  The Company is currently making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009.  During the six months ending June 30, 2010, the Company lowered the accrued balance of Series A Convertible Preferred Stock dividends by $16,128, and this balance was $66,239 as of June 30, 2010.

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

	Results of Operations for the Six Months Ended
	June, 2010		June 30, 2009		Change	Change
		% of		% of
	$	Revenue	$	Revenue	$	%
Net Revenues	$225,378	100.00%	$550,251	100.00%	$(324,873)	(59.04)%
Cost of Revenues	165,979	73.64%	429,057	77.97%	(263,078)	(61.32)%
Gross Margin (Loss)	59,399	26.36%	121,194	22.03%	(61,795)	(50.99)%
Operating Expenses
Selling, General and
Administrative Expenses	214,456	95.15%	226,221	41.11%	(11,765)	(5.20)%
Depreciation and Amortization	574	0.25%	574	0.10%	0	0.00%
Total Operating Expenses	$215,030	95.41%	$226,795	41.22%	$(11,765)	(5.19)%
Income (Loss) from Operations	$(155,631)	(69.05)%	(105,601)	(19.19)%	(50,030)	47.38%
Other Income (Expense)
Other Income (Expense)	-	-%	25,926	4.71%	(25,926)	(100.00)%
Interest Expense	(5,907)	(2.62)%	(11,929)	(2.17)%	6,022	(50.48)%
Net Other Expense	$(5,907)	(2.62)%	$13,997	2.54%	$(19,904)	(142.20)%
Loss before provision for income tax	(161,538)	(71.67)%	(91,604)	(16.65)%	(69,934)	76.34%
Provision for Income Taxes	0	0.00%	-	0.00%	0	0.00%
Net Income (Loss)	$(161,538)	(71.67)%	$(91,604)	(16.65)%	$(69,934)	76.34%

Gross Profit

For the six-month period ended June 30, 2010, we had a gross margin of $59,399 compared to a gross margin of $121,194 for the six-month period ended June 30, 2009.  This decrease in our gross profitability of $61,795, or approximately 50.99% over the prior period, is due primarily to lower number of contractors and renegotiated bill rates as explained below.

Revenues for the six-month period ended June 30, 2010 decreased to $225,378 from $550,251 for the six-month period ended June 30, 2009.  This decrease in net revenues of $324,873, or approximately 59.04%, over the prior period, is due primarily to lower number of contractors and renegotiated bill rates.

Cost of revenues for the six-month period ended June 30, 2010 decreased to $165,979 from $429,057 for the six-month period ended June 30, 2009.  This decrease in cost of revenues of $263,078, or approximately 61.32%, over the prior period, is due primarily to lower number of contractors and renegotiated bill rates.

Total Costs and Expenses

Total costs and expenses for the six-month period ended June 30, 2010 decreased to $215,030 from $226,795 for the six-month period ended June 30, 2009.  This decrease in our total operating expenses of $11,765 is approximately     5.19% under that of the prior period.

General and administrative expenses for the six-month period ended June 30, 2010 decreased to $214,456 from $226,221 for the six-month period ended June 30, 2009.  This decrease in general and administrative expenses of $11,765 is approximately 5.20% under that of the prior period.

Other Income/Expenses

Interest expense for the six-month period ended June 30, 2010 decreased to $5,907 from $11,929 for the six-month period ended June 30, 2009.  This decrease in interest expense of $6,022, or approximately 50.48% over the prior period, is due primarily to the decrease in interest due on legal fees and our line of credit.

For the six-month period ended June 30, 2010, we had other income of $0 compared to other income of $25,926  for the six-month period ended June 30, 2009.  This decrease of other income of $25,926, or approximately 100% over the prior period, is due primarily to the gain on the settlement of liabilities due to related party.

For the six-month period ended June 30, 2010, we had total other Income/(Expenses) in the amount of $(5,907) compared to $13,997 in total other Income/(Expenses) for the six-month period ended June 30, 2009. This decrease of $19,904 is approximately 142.20% over the prior period.

Profits

Operating loss for the six-month period ended June 30, 2010 increased to $155,631 from $105,601 for the six-month period ended June 30, 2009.  This increase in operating losses is due primarily to lower margins and decreased number of revenue generating contractor placements.

Net loss for the six-month period ended June 30, 2010 increased to $161,538 from $91,604 for the six-month period ended June 30, 2009. This increase in losses of $69,934 or 76.34% over the prior period is due primarily to decreased number of revenue generating contractor placements as discussed above.

	Results of Operations for the Three Months Ended
	June 30, 2010		June 30, 2009		Change	Change
		% of		% of
	$	Revenue	$	Revenue	$	%
Net Revenues	$125,710	100.00%	$176,901	100.00%	$(51,191)	(28.94)%
Cost of Revenues	85,929	68.35%	136,576	77.20%	(50,647)	(37.08)%
Gross Margin (Loss)	39,781	31.65%	40,325	22.80%	(544)	(1.35)%
Operating Expenses
Selling, General and
Administrative Expenses	110,319	87.76%	115,242	65.14%	(4,923)	(4.27)%
Depreciation and Amortization	287	0.23%	287	0.16%	0	0.00%
Total Operating Expenses	$110,606	87.99%	$115,529	65.31%	$(4,923)	(4.26)%
Income (Loss) from Operations	$(70,825)	(56.34)%	(75,204)	(42.51)%	4,379	(5.82)%
Other Income (Expense)
Other Income (Expense)	-	-%	25,526	14.43%	(25,526)	(100.00)%
Interest Expense	(3,089)	(2.46)%	(8,485)	(4.80)%	5,396	(63.59)%
Net Other Expense	$(3,089)	(2.46)%	$17,041	9.63%	$(20,130)	(118.13)%
Loss before provision for income tax	(73,914)	(58.80)%	(58,163)	(32.88)%	(15,751)	27.08%
Provision for Income Taxes	0	0.00%	-	0.00%	0	0.00%
Net Income (Loss)	$(73,914)	(58.80)%	$(58,163)	(32.88)%	$(15,751)	27.08%

Gross Profit

For the three-month period ended June 30, 2010, we had a gross profit of $39,781 compared to a gross profit of $40,325 for the three-month period ended June 30, 2009.  This decrease in our gross profitability of $544, or approximately 1.35% over the prior period, is due primarily to lower number of contractors and renegotiated bill rates as explained below.

Revenues for the three-month period ended June 30, 2010 decreased to $125,710 from $176,901 for the three-month period ended June 30, 2009.  This decrease in net revenues of $51,191, or approximately 28.94%, over the prior period, is due primarily to lower number of contractors and renegotiated bill rates.

Cost of revenues for the three-month period ended June 30, 2010 decreased to $85,929 from $136,576 for the three-month period ended June 30, 2009.  This decrease in cost of revenues of $50,647, or approximately 37.08%, over the prior period, is due primarily to lower number of contractors and renegotiated bill rates.

Total Costs and Expenses

Total costs and expenses for the three-month period ended June 30, 2010 decreased to $110,606 from $115,529 for the three-month period ended June 30, 2009.  This decrease in our total operating expenses of $4,923 is approximately 4.26% under that of the prior period.

General and administrative expenses for the three-month period ended June 30, 2010 decreased to $110,319 from $115,242 for the three-month period ended June 30, 2009.  This decrease in general and administrative expenses of $4,923 is approximately 4.27% under that of the prior period.

Other Income/Expenses

Interest expense for the three-month period ended June 30, 2010 decreased to $3,089 from $8,485 for the three-month period ended June 30, 2009.  This decrease in interest expense of $5,396, or approximately 63.59% under the prior period, is due primarily to the decrease in interest due on legal fees and our line of credit.

For the three-month period ended June 30, 2010, we had other income of $0 compared to other income of $25,526 for the three-month period ended June 30, 2009.  This decrease of other income of $25,526, or approximately 100% over the prior period, is due primarily to the gain on the settlement of liabilities due to related party in 2009.

For the three-month period ended June 30, 2010, we had total other expenses in the amount of $3,089 compared to $17,041 in total other income for the three-month period ended June 30, 2009. This decrease of $20,130 is approximately 118.13% over the prior period.

Profits

For the three-month period ended June 30, 2010, we incurred an operating loss of $70,825 compared to an operating loss for the three-month period ended June 30, 2009 of $75,204.  This decrease in operating losses is due primarily to lower margins and decreased number of revenue generating contractor placements.

Net loss for the three-month period ended June 30, 2010 increased to $73,914 from $58,163 for the three-month period ended June 30, 2009. This increase in losses of $15,751 or 27.08% over the prior period is due primarily to the gain on the settlement of liabilities due to related party in 2009 discussed above.

Liquidity and Capital Resources

As of June 30, 2010, we had a cash reserve of $80,789.  During the six months ended June 30, 2010, we used cash in the amount of $153,064 in our operating activities.  During this period $100,000 of new funds were raised.

During the six months ended June 30, 2010 and 2009, the Company’s cash activities were as follows:

	2010	2009
Cash used for operating activities	$(153,064)	$(33,578)
Cash used in investing activities	-	-
Cash provided by financing activities	83,872	78,872

Internal Sources of Liquidity

For the six months ended June 30, 2010, the funds generated from our operations were insufficient to fund our daily operations.  For the six months ended June 30, 2010, we had a gross margin of $59,399, and we were thus unable to meet our operating expenses of $215,030 for the same period.  After accounting for our total other expenses (mostly interest expenses) of $5,907 for this period, we suffered a net loss of $161,538 for the period. We can provide no assurance that funds from our operations will continue to meet the requirements of our daily operations in the future.  In the event that funds from our operations are insufficient to meet our expenses, we will need to seek other sources of financing to maintain liquidity.

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

We have been utilizing a $200,000 line of credit in order to meet our operating expenses. This line of credit is secured by most of our assets and expired on July 7, 2010.  At June 30, 2010, the Company has an unpaid and outstanding balance of $180,000.  The Company paid $3,089 in interest payments during the three months ended June 30, 2010.  As of August 16, 2010 terms of the note are yet to be determined.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Gerald McIlhargey, and our Treasurer, Mr. Kenneth L. Johnson (collectively, the “Certifying Officers”).  Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, June 30, 2010, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Internal Control over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2010. Based upon this evaluation, our Certifying Officers have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed in a quarterly report on Form 10-QSB, filed with the SEC on November 20, 2006, on July 28, 2006, Zachary Karo, a former employee of StafTek Services, Inc. filed a lawsuit against the Company and its subsidiary Staf*Tek Services, Inc. in the district court in Tulsa County, Oklahoma, Case No. CJ 2006 04713, in connection with stock options allegedly granted to Mr. Karo. Mr. Karo alleged that he was granted an option to purchase up to 25,000 shares of the Company’s common stock at $0.10 per share but that management refused to issue Mr. Karo such shares upon his attempt to exercise of the alleged option.  In June 2010, Mr. Karo agreed to dismiss his lawsuit in consideration of a payment by the Company to Mr. Karo of $20,000 in cash and the issuance to him of 15,000 shares of common stock.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2010, we issued 15,000 shares of common stock to a single investor in settlement of a lawsuit. The shares were valued at $0.70 per share. The shares were offered and sold by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. These shares were issued as restricted securities pursuant to Rule 144.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three-month period ended June 30, 2010.

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

Date: August 16, 2010

ST. JOSEPH, INC.

/s/ GERALD MCILHARGEY
Gerald McIlhargey, Chief Executive Officer