Form 10-Q
period 2010-09-30
ST JOSEPH INC
filed 2010-11-15
CIK 1177135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-49936

ST. JOSEPH, INC.

(Exact name of registrant as specified in its charter)

Colorado	CH 47-0844532
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4870 S. Lewis, Suite 250 Tulsa, OK	74105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (918) 742-1888

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer   ☐                                Accelerated filer  ☐                                                              Non-accelerated filer  ☐                                Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,047,302 shares as of November 9, 2010.

ST. JOSEPH, INC.

TABLE OF CONTENTS

ST. JOSEPH, INC.
FINANCIAL STATEMENTS
September 30, 2010

i

PART 1.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	UNAUDITED	AUDITED
	September 30,	December 31,
	2010	2009
CURRENT ASSETS:
Cash	$20,309	$149,981
Accounts receivable, net of allowance for doubtful accounts of $2,208	88,840	70,574

Total current assets	109,149	220,555

Property and equipment, net of accumulated depreciation of $151,617 and $149,606 respectively	2,509	3,371
Deposits	1,230	1,230

Total Assets	$112,888	$225,156

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$212,079	$190,207
Accrued liabilities	7,473	11,080
Accrued preferred dividend	58,175	82,367
Notes payable:
Line of Credit (Note 2)	179,408	180,000
Loan from Officer	10,000	10,000

Total Current Liabilities	467,135	473,654

STOCKHOLDERS' DEFICIT:
Preferred stock, Series A, $.001 par value, $3.00 face value; 25,000,000 shares authorized, 5,708 shares issued and outstanding	6	6
Common stock, $.001 par value; 100,000,000 shares authorized, 11,047,302 issued and outstanding	11,047	10,812
Additional paid-in capital	2,243,691	2,123,426
Retained deficit	(2,608,991)	(2,382,742)

Total Stockholders' Deficit	(354,247)	(248,498)

Total Liabilities and Stockholders' Deficit	$112,888	$225,156

See accompanying notes to condensed consolidated financial statements.

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended		Nine Months Ended
	september 30,		September 30,
	2010	2009	2010	2009
REVENUES:
Contract	$148,543	$135,092	$373,921	$685,343

COST OF REVENUES	116,696	105,055	282,675	534,112

Gross Margin	31,847	30,037	91,246	151,231

COSTS AND EXPENSES:
General and Administrative Expenses	82,099	89,757	296,555	315,978
Depreciation and Amortization	288	288	862	862
Total Costs and Expenses	82,387	90,045	297,417	316,840

Operating Income (Loss)	(50,540)	(60,008)	(206,171)	(165,609)

OTHER INCOME AND (EXPENSE):
Other Income (expense)	-	-	-	25,926
Interest Expense	(14,171)	(3,646)	(20,078)	(15,575)

Net Other Expense	(14,171)	(3,646)	(20,078)	10,351

Loss before provision for income taxes	(64,711)	(63,654)	(226,249)	(155,258)

PROVISION FOR INCOME TAXES:
Provision for Federal income tax	-	-	-	-
Provision for State income tax	-	-	-	-

Total provision for income taxes	-	-	-	-

Loss before benefit from tax loss carryforward	(64,711)	(63,654)	(226,249)	(155,258)

Benefit from tax loss carryforward	-	-	-	-

Net Loss	(64,711)	(63,654)	(226,249)	(155,258)

Preferred stock dividend requirements	-	-	-	-

Loss applicable to common stockholders	$(64,711)	$(63,654)	$(226,249)	$(155,258)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding	11,030,635	10,156,802	10,958,302	9,573,469

See accompanying notes to condensed consolidated financial statements.

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
UNAUDITED

							Additional
	Preferred Stock-Series A				Common Stock		Paid-in	Retained
	Shares		Par value		Shares	Par value	Capital	Deficit	Total

Balance December 31, 2009	5,708		$6		10,812,302	$10,812	$2,123,426	$(2,382,742)	$(248,498)

Sale of Common Stock @$0.50 per share		-		-	220,000	220	109,780	-	110,000

Common Stock @ $0.70 per share to settle lawsuit	-		-		15,000	15	10,485	-	10,500

Net loss for the nine months ended September 30, 2010	-		-		-	-	-	(226,249)	(226,249)

Balance September 30, 2010	5,708		$6		11,047,302	$11,047	$2,243,691	$(2,608,991)	$(354,247)

See accompanying notes to condensed consolidated financial statements.

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
UNDAUDITED

	Nine Months Ended
	September 30,
OPERATING ACTIVITIES	2010	2009

Net income (loss)	$(226,249)	$(155,258)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	862	862
Gain on settlement of note payable due to related party and related accrued interest	-	(25,526)
Lawsuit settlement for common shares	10,500	-
Changes in operating assets and liabilities:
Increase/decrease in accounts receivable	(18,266)	143,737
Increase /decrease in accounts payable	21,872	(70,886)
Increase/decrease in accrued liabilities	(3,607)	(19,012)

Net cash provided by (used in) operating activities	(214,888)	(126,083)

INVESTING ACTIVITIES
Equipment acquisitions	-	(1,542)

Net cash used in investing activities	-	(1,542)

FINANCING ACTIVITIES
Payments on line of credit	(592)	-
Settlement of notes payable to related parties	-	(50,000)
Proceeds from officer loan and notes payable	-	20,000
Payments on preferred stock dividends	(24,192)	(16,128)
Proceeds from sale of common stock	110,000	145,000

Net cash provided by (used in) financing activities	85,216	98,872

INCREASE (DECREASE) IN CASH	(129,672)	(28,753)

CASH AT BEGINNING OF PERIOD	149,981	221,992

CASH AT END OF PERIOD	$20,309	$193,239

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Conversion of preferred stock into common stock	$-	$330
Conversion of notes payable into common stock	$-	$5,000

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$20,078	$26,656

See accompanying notes to condensed consolidated financial statements.

ST. JOSEPH, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)     Basis of Presentation

The condensed balance sheet at December 31, 2009 has been derived from financial statements included in the Form 10-K. The accompanying unaudited financial statements at September 30, 2010 presented herein have been prepared by St. Joseph, Inc. (the "Company") in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The results of operations presented for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year.

There is no provision for dividends for the quarter to which this quarterly report relates.

Financial data presented herein are unaudited.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net capital deficiency at September 30, 2010 and December 31, 2009. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

(2)     Line of Credit

The Company had a $200,000 line of credit, which is secured by most of the Company's assets and expired July 7, 2010. The Company is currently in negotiations with the bank to convert the line of credit into a note payable. At September 30, 2010, the Company has an unpaid and outstanding balance of $179,408. The Company paid $4,311 in interest, conversion fees and payments during the three months ended September 30, 2010. As of September 30, 2010, the terms of the note are yet to be determined.

(3)     Shareholders' Equity

Preferred Stock

During the nine months ended September 30, 2010, the Company did not issue any Series A Convertible Preferred Stock. The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock and a balance of 5,708 remains outstanding at September 30, 2010. Each share of Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, payable on a quarterly basis out of funds legally available therefor, for a period of 5 years or until December 31, 2008. There is an accrued amount of Series A Convertible Preferred Stock dividends in the amount of $58,175 as of September 30, 2010. This amount was lowered by $24,192 in the nine months ended September 30, 2010. The Company is currently making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009.

Common Stock

In a private placement during the quarter ended September 30, 2010, the Company sold 20,000 shares of common stock to two accredited investors at a price of $0.50 per share for gross proceeds of $10,000. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold to only to accredited investors; as such the term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

On June 2010, the Company settled a lawsuit against a former employee as described in Note 6. Mr. Karo, the former employee, agreed to dismiss his lawsuit in consideration of a payment by the Company to Mr. Karo of $20,000 in cash and the issuance to him of 15,000 shares of common stock. The shares were valued based on the quoted price of $0.70 per share or $10,500.

Common Stock Options

The following schedule summarizes the changes in the Company's equity awards for the nine months ended September 30, 2010:

			Weighted	Weighted
	Awards		Average	Average
	Outstanding	Exercise	Exercise	Remaining	Aggregate
	and	Price	Price	Contractual	Intrinsic
	Exercisable	Per Share	Per Share	Life	Value

Outstanding at January 1, 2010	385,000	$1.05	$1.05	1.9 years
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Expired	-	$1.05	$-
Outstanding at September 30, 2010	385,000	$1.05	$1.05	1.9 years	$-

(4)     Income Taxes

The Company records its income taxes in accordance with ASC 740 Income Taxes. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

The Company's policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of operations. There has been no interest or penalties recognized in the condensed financial statements.

(5)     Concentration of Credit Risk

The Company conducts a significant portion of its operations with one customer. During the nine months ended September 30, 2009 and 2010, approximately 50% and 38% respectively of the Company's service revenues were conducted with this one customer.

(6)     Legal Proceedings

As previously disclosed in a quarterly report on Form 10-QSB, filed with the SEC on November 20, 2006, on July 28, 2006, Zachary Karo, a former employee of StafTek Services, Inc. filed a lawsuit against the Company and its subsidiary Staf*Tek Services, Inc. in the district court in Tulsa County, Oklahoma, Case No. CJ 2006 04713, in connection with stock options allegedly granted to Mr. Karo. Mr. Karo alleged that he was granted an option to purchase up to 25,000 shares of the Company's common stock at $0.10 per share but that management refused to issue Mr. Karo such shares upon his attempt to exercise of the alleged option. In June 2010, Mr. Karo agreed to dismiss his lawsuit in consideration of a payment by the Company to Mr. Karo of $20,000 in cash and the issuance to him of 15,000 shares of common stock.

(7)     Related Party Transactions

On October 13, 2010, an officer loaned the Company $6,000 for working capital in exchange for a promissory note. The note matures on December 31, 2011 and does not bear any interest.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

St. Joseph, Inc. ("us," "we," "our" or the "Company") currently conducts all of our business through our wholly-owned subsidiary, Staf*Tek Services, Inc. We also hope to acquire other operating companies as subsidiaries and are pursuing suitable candidates for future acquisition that could potentially create value for our existing shareholders. Acquisition targets may be in sectors other than our current sector of providing employment agency services. Although it is not our goal, we would also consider a reverse merger opportunity, if it were seen to be a growth opportunity for our existing shareholders.

To date, we have not consummated any acquisition and cannot provide any assurance that we will be successful in this endeavor. Any acquisition may be structured as a share exchange and may result in significant dilution to our existing shareholders.

Staf*Tek Services, Inc.

Staf*Tek Services, Inc. ("Staf*Tek") was organized as an Oklahoma corporation on January 2, 1997. On January 2, 2004, we closed our acquisition of Staf*Tek pursuant to an agreement by which we acquired 100% percent of the issued and outstanding shares of Staf*Tek's common stock in exchange for (i) 386,208 shares of our $.001 par value Series A convertible preferred stock; (ii) 219,500 shares of our $.001 par value common stock; and (ii) $200,000 in cash. Our Series A convertible preferred stock has a face value of $3.00 per share with a yield of 6.75% dividend per annum, payable on a quarterly basis out of funds legally available therefor, for a period of five years. The Company is currently making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. During the nine months ending September 30, 2010, the Company lowered the accrued balance of Series A Convertible Preferred Stock dividends by $24,192, and this balance was $58,175 as of September 30, 2010.

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

Staf*Tek specializes in the recruiting and placement of professional technical personnel, as well as finance and accounting personnel on a temporary and permanent basis. Staf*Tek provides its customers with employee candidates with information technology ("IT") skills in areas ranging from multiple platform systems integration to end-user support, including specialists in programming, networking, systems integration, database design, help desk support, including senior and entry level finance and accounting candidates. Staf*Tek's candidate databases contain information on the candidates experience, skills, and performance and are continually being updated to include information on new referrals and to update information on existing candidates. Staf*Tek responds to a broad range of assignments from technical one-person assignments to major projects including, without limitation, Internet/Intranet development, desktop applications development, project management, enterprise systems development, SAP implementation and legacy mainframe projects. Staf*Tek also provides employee candidates computer training, online assessments, certification and the opportunity to be tested and certified in over 50 skill sets.

	Results of Operations for the Nine Months Ended
	September 30, 2010		September 30, 2009		Change	Change
		% of		% of
	$	Revenue	$	Revenue	$	%
Net Revenues	$373,921	100.00%	$685,343	100.00%	$(311,422)	(45.44)%
Cost of Revenues	282,675	75.60%	534,112	77.93%	(251,437)	(47.08)%
Gross Margin (Loss)	91,246	24.406%	151,231	22.07%	(59,985)	(39.66)%
Operating Expenses
Selling, General and
Administrative Expenses	296,555	79.31%	315,978	46.11%	(19,423)	(6.13)%
Depreciation and Amortization	862	0.23%	862	0.13%	0	0.00%
Total Operating Expenses	$297,417	79.54%	$316,840	46.23%	$(19,423)	(6.13)%
Income (Loss) from Operations	$(206,171)	(55.14)%	(165,609)	(24.16)%	(40,562)	24.49%
Other Income (Expense)
Interest Income	-	0.00%	-	0.00%	-	0.00%
Other Income (Expense)	-	0.00%	25,926	3.78%	(25,926)	(100.00)%
Interest Expense	(20,078)	(5.37)%	(15,575)	(2.27)%	(4,503)	28.91%
Net Other Expense	$(20,078)	(5.37)%	$10,351	1.51%	$(30,429)	(293.97)%
Loss before provision for income tax	(226,249)	(60.51)%	(155,258)	(22.65)%	(70,991)	45.72%
Provision for Income Taxes	0	0.00%	-	0.00%	0	0.00%
Net Income (Loss)	$(226,249)	(60.51)%	$(155,258)	(22.65)%	$(70,991)	45.72%
Provision for Income Taxes	0	0.00%	-	0.00%	0	0.00%
Net Income (Loss)	$(226,249)	(60.51)%	$(155,258)	(22.65)%	$(70,991)	45.72%

Gross Profit

For the nine-month period ended September 30, 2010, we had a gross margin of $91,246 compared to a gross margin of $151,231 for the nine-month period ended September 30, 2009. This decrease in our gross profitability of $59,985, or approximately 39.66% over the prior period, is due primarily to lower number of contractors and renegotiated bill rates as explained below.

Revenues for the nine-month period ended September 30, 2010 decreased to $373,921 from $685,343 for the nine-month period ended September 30, 2009. This decrease in net revenues of $311,422, or approximately 45.44%, over the prior period, is due primarily to lower number of contractors and renegotiated bill rates.

Cost of revenues for the nine-month period ended September 30, 2010 decreased to $282,675 from $534,112 for the nine-month period ended September 30, 2009. This decrease in cost of revenues of $251,437, or approximately 47.08%, over the prior period, is due primarily to lower number of contractors and renegotiated bill rates.

Total Costs and Expenses

Total costs and expenses for the nine-month period ended September 30, 2010 decreased to $297,417 from $316,840 for the nine-month period ended September 30, 2009. This decrease in our total operating expenses of $19,423 is approximately 6.13% under that of the prior period.

General and administrative expenses for the nine-month period ended September 30, 2010 decreased to $296,555 from $315,978 for the nine-month period ended September 30, 2009. This decrease in general and administrative expenses of $19,423 is approximately 6.15% under that of the prior period.

Other Income/Expenses

Interest expense for the nine-month period ended September 30, 2010 increased to $20,078 from $15,575 for the nine-month period ended September 30, 2009. This increase in interest expense of $4,503, or approximately 28.91% over the prior period, is due primarily to the increase in interest due on legal fees and our line of credit.

For the nine-month period ended September 30, 2010, we had other income of $0 compared to other income of $25,926 for the nine-month period ended September 30, 2009. This decrease of other income of $25,926, or approximately 100% over the prior period, is due primarily to the gain on the settlement of liabilities due to related party.

For the nine-month period ended September 30, 2010, we had total other Income/(Expenses) in the amount of ($20,078) compared to $10,351 in total other Income/(Expenses) for the nine-month period ended September 30, 2009. This decrease of $30,429 is approximately 293.97% over the prior period.

Profits

Operating loss for the nine-month period ended September 30, 2010 increased to $206,171 from $165,609 for the nine-month period ended September 30, 2009. This increase in operating losses is due primarily to decreased number of revenue generating contractor placements.

Net loss for the nine-month period ended September 30, 2010 increased to $226,249 from $155,258 for the nine-month period ended September 30, 2009. This increase in losses of $70,991 or 45.72% over the prior period is due primarily to decreased number of revenue generating contractor placements as discussed above.

	Results of Operations for the Three Months Ended
	September 30, 2010	September 30, 2009	Change	Change

	$	$	$	%
Net Revenues	$148,543	$135,092	$13,451	9.96%
Cost of Revenues	$116,696	$105,055	$11,641	11.08%
Gross Margin (Loss)	$31,847	$30,037	$1,1810	6.03%
Operating Expenses
Selling, General and
Administrative Expenses	$82,099	89,757)	(7,658)	(8.50)%
Depreciation and Amortization	288	288	0	0.00%
Total Operating Expenses	$82,387	$90,045	$(7,658)	(8.50)%
Income (Loss) from Operations	(50,540)	(60,008)	9,468	(15.78)%
Other Income (Expense)
Interest Expense	(14,171)	(3,646)	(10,525)	288.67%
Net Other Expense	$(14,171)	$(3,646)	$(10,525)	288.67%
Loss before provision for income tax	(64,711)	(63,654)	(1,057)	1.66%
Provision for Income Taxes	-	-	0	0.00%
Net Income (Loss) tax	(64,711)	(63,654)	(1,057)	1.66%
Benefit from tax loss carryforward	-	-	0	0.00%
Net Income (Loss)	$(64,711)	$(63,654)	$(1,057)	1.66%

Gross Profit

For the three-month period ended September 30, 2010, we had a gross profit of $31,847 compared to a gross profit of $30,037 for the three-month period ended September 30, 2009. This increase in our gross profitability of $1,810, or approximately 6.03% over the prior period, is due primarily to increase in margins of contractors.

Revenues for the three-month period ended September 30, 2010 increased to $148,543 from $135,092 for the three-month period ended September 30, 2009. This increase in net revenues of $13,451, or approximately 9.96%, over the prior period, is due primarily to increase in margins of contractors.

Cost of revenues for the three-month period ended September 30, 2010 increased to $116,696 from $105,055 for the three-month period ended September 30, 2009. This increase in cost of revenues of $11,641, or approximately 11.08%, over the prior period, is due primarily to increase in margins of contractors.

Total Costs and Expenses

Total costs and expenses for the three-month period ended September 30, 2010 decreased to $50,540 from $60,008 for the three-month period ended September 30, 2009. This decrease in our total operating expenses of $9,468 is approximately 15.78% under that of the prior period.

General and administrative expenses for the three-month period ended September 30, 2010 decreased to $82,099 from $89,757 for the three-month period ended September 30, 2009. This decrease in general and administrative expenses of $7,658 is approximately 8.53% under that of the prior period.

Other Income/Expenses

Interest expense for the three-month period ended September 30, 2010 increased to $14,171 from $3,646 for the three-month period ended September 30, 2009. This increase in interest expense of $10,525, or approximately 288.67% under the prior period, is due primarily to the increase in interest due on legal fees and our line of credit.

Profits

For the three-month period ended September 30, 2010, we incurred an operating loss of $50,540 compared to an operating loss for the three-month period ended September 30, 2009 of $60,008. This decrease in operating losses is due primarily to lower margins and decreased number of revenue generating contractor placements.

Net loss for the three-month period ended September 30, 2010 increased to $64,711 from $63,654 for the three-month period ended September 30, 2009. This increase in losses of $1,057 or 1.66% over the prior period is due primarily to the increase in interest due on our line of credit.

Liquidity and Capital Resources

As of September 30, 2010, we had a cash reserve of $20,309. During the nine months ended September 30, 2010, we used cash in the amount of $214,888 in our operating activities. During this period $110,000 of new funds were raised.

During the nine months ended September 30, 2010 and 2009, the Company's cash activities were as follows:

	2010	2009
Cash used for operating activities	$(214,888)	$(126,083)
Cash used in investing activities	$-	$(1,542)
Cash provided by financing activities	$85,2116	$98,872

Internal Sources of Liquidity

For the nine months ended September 30, 2010, the funds generated from our operations were insufficient to fund our daily operations. For the nine months ended September 30, 2010, we had a gross margin of $91,246, and we were thus unable to meet our operating expenses of $297,419 for the same period. After accounting for our total other expenses (mostly interest expenses) of $20,078 for this period, we suffered a net loss of $226,249 for the period. We can provide no assurance that funds from our operations will continue to meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our expenses, we will need to seek other sources of financing to maintain liquidity.

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

We have been utilizing a $200,000 line of credit in order to meet our operating expenses. This line of credit is secured by most of our assets and expired on July 7, 2010. At September 30, 2010, the Company has an unpaid and outstanding balance of $179,408. The Company paid $20,078 in interest payments during the nine months ended September 30, 2010. The Company is currently negotiating with the bank to convert the line of credit into a note payable. As of September 30, 2010, the terms of the note are yet to be determined.

During the quarter ended September 30, 2010, we had a private offering in which we sold 20,000 shares of common stock to two accredited investors at a price of $0.50 per share for gross proceeds of $10,000.

Off Balance Sheet Arrangements

We do not have nor do we maintain any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Risk Factors

Reference is made to "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2009 for information concerning risk factors. There have been no material changes in the risk factors since the filing of this Annual Report with the SEC on September 30, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2010. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Gerald McIlhargey, and our Treasurer, Mr. Kenneth L. Johnson (collectively, the "Certifying Officers"). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, September 30, 2010, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the "Commission").

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

Internal Control over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2010. Based upon this evaluation, our Certifying Officers have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed in a quarterly report on Form 10-QSB, filed with the SEC on November 20, 2006, on July 28, 2006, Zachary Karo, a former employee of StafTek Services, Inc. filed a lawsuit against the Company and its subsidiary Staf*Tek Services, Inc. in the district court in Tulsa County, Oklahoma, Case No. CJ 2006 04713, in connection with stock options allegedly granted to Mr. Karo. Mr. Karo alleged that he was granted an option to purchase up to 25,000 shares of the Company's common stock at $0.10 per share but that management refused to issue Mr. Karo such shares upon his attempt to exercise of the alleged option. In June 2010, Mr. Karo agreed to dismiss his lawsuit in consideration of a payment by the Company to Mr. Karo of $20,000 in cash and the issuance to him of 15,000 shares of common stock.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2010, we issued 20,000 shares of common stock to two investors in a private offering. The shares were offered and sold by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. These shares were issued as restricted securities pursuant to Rule 144.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three-month period ended September 30, 2010.

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

Date: November 15, 2010

ST. JOSEPH, INC.

/s/ GERALD MCILHARGEY

Gerald McIlhargey, Chief Executive Officer