Form 10-K
period 2010-12-31
ST JOSEPH INC
filed 2011-03-31
CIK 1177135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 0-49936

ST. JOSEPH, INC

(Exact name of registrant as specified in its charter)

COLORADO	CH909-0197648
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4870 S. Lewis, Suite 250, Tulsa, OK	74105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (918)742-1888

Title of each class	Name of each exchange on which registered
Common stock	None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐     No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   Yes ☐     No ☐                Accelerated filer   Yes ☐     No ☐

Non-accelerated filer (Do not check if a smaller reporting company)    Yes ☐     No ☐                Smaller reporting company   Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

Based on the closing sale price of $0.70 of the registrant's common stock on the last business day of our most recently second fiscal quarter, June 30, 2010, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold was $5,130,637.

As of March 25, 2010 there were 11,212,302 shares of the registrant's Common Stock issued and outstanding.

ii

ST. JOSEPH, INC.
FORM 10-K

For the fiscal year ended December 31, 2010

TABLE OF CONTENTS

PART I

Page
Item 1. Item 1A. Item 1B. Item 2. Item 3. Item 4.	Business. Risk Factors. Unresolved Staff Comments. Properties. Legal Proceedings Removed and Reserved	2 5 8 8 8 8

PART II

Item 5. Item 6. Item 7. Item 7A. Item 8. Item 9. Item 9A(T). Item 9B.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Selected financial data. Management's Discussion and Analysis of Financial Condition and Results of Operations. Quantitative and Qualitative Disclosures About Market Risk. Financial Statements and Supplementary Data. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. Controls and Procedures. Other Information.	8 10 10 14 14 14 14 15

PART III

Item 10. Item 11. Item 12. Item 13. Item 14.	Directors, Executive Officers and Corporate Governance. Executive Compensation. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. Certain Relationships and Related Transactions, and Director Independence. Principal Accountant Fees and Services.	15 18 21 23 24

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	24

i

PART 1

FORWARD LOOKING STATEMENTS

This Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to such matters as, among other things, our anticipated financial performance, business prospects, technological developments, new products, future distribution or license rights, international expansion, possible strategic alternatives, new business concepts, capital expenditures, consumer trends and similar matters.

Forward looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intend," "expect," "anticipate," "assume", "hope", "plan," "believe," "seek," "estimate," "predict," "approximate," "potential," "continue", or the negative of such terms. Statements including these words and variations of such words, and other similar expressions, are forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable based upon our knowledge of our business, we cannot absolutely predict or guarantee our future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; the financial condition of the suppliers and manufacturers from whom we source our merchandise; economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source products are located or in which we may actually conduct or intend to expand our business; changes in tax laws, or the laws and regulations governing direct or network marketing organizations; our ability to hire, train and retain a consistent supply of reliable and effective participants in our direct or network marketing operation; general economic, business and social conditions in the United States and in countries from which we may source products, supplies or customers; the costs of complying with changes in applicable labor laws or requirements, including without limitation with respect to health care; changes in the costs of interest rates, insurance, shipping and postage, energy, fuel and other business utilities; the reliability, longevity and performance of our licensors and others from whom we derive intellectual property or distribution rights in our business; the risk of non-payment by, and/or insolvency or bankruptcy of, customers and others owing indebtedness to us; threats or acts of terrorism or war; and strikes, work stoppages or slowdowns by unions affecting businesses which have an impact on our ability to conduct our own business operations.

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

PART I

ITEM 1.     BUSINESS.

Our Background and Business Development

St. Joseph, Inc. ("us," "we," "our" or the "Company") was organized under the laws of the State of Colorado on March 19, 1999, as Pottery Connection, Inc. Our Company was originally organized to produce and sell pottery of all forms, as well as arts and crafts.

On March 19, 2001, we changed our corporate name to St. Joseph Energy, Inc. in anticipation of changing our business purpose to the exploration and development of oil and gas properties. However, after unsuccessful investing in two oil wells located in the State of Louisiana, we elected to abandon that endeavor and return to our original business purpose.

On November 6, 2003, we changed our corporate name to St. Joseph, Inc. We acquired Staf*Tek Services, Inc. ("Staf*Tek") as a wholly owned subsidiary on January 2, 2004. We presently conduct all of our business through Staf*Tek.

Staf*Tek Services, Inc.

Staf*Tek was organized under the laws of the State of Oklahoma on January 2, 1997. On December 2, 2003, we acquired all of the issued and outstanding shares of common stock of Staf*Tek stock in exchange for (1) 380,500 shares of our Series A Preferred Shares ("Series A Shares"); (2) 219,500 shares of our common stock; and (3) $200,000 in cash. The acquisition closed on January 2, 2004, at which time Staf*Tek became a wholly owned subsidiary of St. Joseph.

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

Management of the Staf*Tek's temporary and permanent staffing operations is coordinated from our headquarters in Tulsa, Oklahoma. Our headquarters provides support and centralized services related to administrative, marketing, public relations, accounting and training.

Competition

Staf*Tek's temporary and permanent staffing services face competition in attracting clients as well as high-quality specialized employment candidates. The temporary and permanent placement businesses are highly competitive, with a number of firms offering services similar to those provided by Staf*Tek on a national, regional or local basis. In many areas the local companies are the most successful competitors. The most significant competitive factors in the temporary and permanent placement businesses are price and the reliability of service, both of which are often a function of the availability and quality of professional personnel. We believe that Staf*Tek derives a competitive advantage from its extensive experience and commitment to the specialized employment market, temporary employees placed by it are, in fact, Staf*Tek's employees for all purposes while they are working on assignments. Once a professional is permanently placed, he or she either becomes an employee of Staf*Tek or of Staf*Tek's client. During the temporary phase, Staf*Tek pays the related costs of employment, such as workers' compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. Staf*Tek provides access to voluntary health insurance coverage to interested employees.

Major Clients

We are dependent on a small number of clients for all of our revenues and on one client for a significant percentage of our revenues. During our year ended December 31, 2010, approximately 44% of our revenues were derived from our largest client and all of our revenues were derived from a total of three clients.

Employees and Revenue Generating

We currently have four paid employees, and no part-time employees.

Acquisition Strategy

The Company has decided to pursue suitable candidates for future acquisition that potentially create value for our existing shareholders. The Company hopes to acquire other operating companies as subsidiaries. Acquisition targets may be in sectors other then the Company's current sector of providing employment agency services. Although not the Company's goal, the Company would also consider a reverse merger, if it were seen to be a growth opportunity for our existing shareholders.

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

ITEM 1A.     RISK FACTORS.

Our business prospects are subject to various risks and uncertainties that impact our business. The most important of these risks and uncertainties are as follows:

Our auditor has expressed substantial doubt as to our ability to continue as a going concern. An inability to continue as a going concern would likely lead to a loss of your entire investment.

Our independent certified public accountant's report on our financial statements for the fiscal years ended December 31, 2010 and 2009 contains an explanatory paragraph indicating that we have incurred recurring losses, and as of December 31, 2010, had negative working capital and a net capital deficiency. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our revenues and our total assets have declined precipitously over the last several years while our stockholder's deficit has increased, creating doubt as to our ability to continue our operations or achieve profitability.

During our 2010 fiscal year, we had revenues of $534,001, down from $836,955 in our 2009 fiscal year, and down from $2,432,778 in our 2008 fiscal year. As of December 31, 2010 we had total assets of $102,134, down from $225,156 on December 31, 2009 and down from $439,021 on December 31, 2008. Over this period of time, our total stockholders' deficit increased to $374,571 as of December 31, 2010, as compared to $248,498 as of December 31, 2009 and $218,784 as of December 31, 2008. These declines in our revenues and asset value, combined with our growing stockholders' deficit create doubt that we will be able to remain in operation or achieve profitability. We have been relying primarily on funds raised from the sale of our shares in private placements and on our secured line of credit for operating capital. However, our declining business operations may increase the difficulty of raising additional funds. If we are unable to reverse these trends, we may go out of business, and our stockholders may lose their entire investment.

We may engage in a "reverse merger" acquisition, resulting in severe dilution to existing stockholders.

In the event we engage in a merger or acquisition, it is likely that the transaction will be structured as a "reverse merger" that would result in severe dilution to existing stockholders. In connection with any such reverse merger, our stock may be subject to a reverse stock split, and the value of our stockholder's shares may be negatively impacted. We can provide no assurance that we will engage in any reverse merger, or any other merger or acquisition transaction.

If we default on our secured bank loan, the bank may foreclose on substantially all of our assets, putting us out of business.

We have an outstanding bank loan that is secured by substantially all of our assets. As of December 31, 2010, the outstanding balance on this loan was $174,234. The loan carries interest in the amount of 6.5% per annum. We must make monthly payments of principal and interest in the amount of $2,698 per month with a balloon payment in the amount of $115,406 coming due on August 31, 2013. In the event we default on this loan, the bank may foreclose on our assets. If any such foreclosure were to occur, we would not be able to continue operating.

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

If we are able to grow our business, such growth could occur rapidly at an uneven pace. Such growth will place a significant strain on our management systems and resources. We will need to continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, train and manage our workforce. We will have to maintain close coordination among our technical, accounting, finance, marketing and sales personnel.

If we lose key personnel or fail to integrate replacement personnel successfully, our ability to manage our business could be impaired.

Our future success depends upon the continued service of our key management and other critical personnel such as John Blackmon. Whether we are able to execute our business strategy effectively will depend in large part on how well key management and other personnel perform in their positions and are integrated within our company. There is no assurance that we will be able to retain these key management and personnel. The loss of any key employee could result in significant disruptions to our operations, the successful implementation and completion of company initiatives and the results of our operations. In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations and may be unsuccessful.

Factors outside of our control may adversely affect our operations and operating results.

The demand for our temporary and permanent staffing services is highly dependent upon the state of the economy and upon the staffing needs of our clients. Any variation in the economic condition or unemployment levels in the United States or in the economic condition of the region where our clients are located, or in any specific industry may severely reduce the demand for our services and thereby significantly decrease our revenues and profits. Furthermore, our temporary and permanent staffing services business consists of the placement of individuals seeking temporary and permanent employment. There can be no assurance that qualified candidates for employment will continue to seek employment through Staf*Tek. Qualified candidates generally seek temporary or permanent positions through multiple sources, including Staf*Tek and its competitors. Any shortage of qualified candidates could materially adversely affect our revenues.

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

44% of our revenues come from one client.

During our year ended December 31, 2010, approximately 44% of our revenues were derived from our largest client. The loss of this client or the decline in business from this client would have a material adverse effect on our revenues and profits. Accordingly, any events that create an adverse affect on this client's operations or financial performance may also create a material adverse effect on our revenues and profits.

Our revenues are generated by only three clients.

At the present time, our revenues come from only three clients. The loss of any of these clients or the decline in business from any of these clients will have a material adverse effect on our revenues and profits.

Our common stock is subject to the SEC's Penny Stock Regulations which may affect the liquidity for our stock, the ability of our stockholders to resell their shares through a broker-dealer, and their ability to obtain accurate price quotations.

Our common stock is subject to the SEC's "penny stock" rules. These regulations define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, these rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to the broker-dealer and the registered underwriter, current quotations for the securities, information on the limited market in penny stocks and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealers' presumed control over the market. In addition, the broker-dealer must obtain a written statement from the customer that such disclosure information was provided and must retain such acknowledgment for at least three years. Further, monthly statements must be sent disclosing current price information for the penny stock held in the account. The penny stock rules also require that broker-dealers engaging in a transaction in a penny stock make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the purchase. The foregoing rules may materially and adversely affect the liquidity for the market of our common stock, if any such public market develops. Such rules may also affect the ability of broker-dealers to sell our common stock in any such public market, the ability of holders of such securities to obtain accurate price quotations and may therefore impede the ability of holders of our common stock to sell such securities in the secondary market.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.     PROPERTIES.

We lease approximately 2,286 square feet of office space from a non-affiliated third party at 4870 South Lewis, Suite 250, Tulsa, OK 74105. Our monthly lease payment is $2,667. The lease commenced May 1, 2004 and expires April 30, 2012.

ITEM 3.     LEGAL PROCEEDINGS.

None

ITEM 4.     (REMOVED AND RESERVED).

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the OTC Bulletin Board under the symbol STJO.OB.

The following table shows the high and low bid information for our common stock for each quarter during 2009 - 2010.

QUARTER	LOW BID	HIGH BID

Quarter ending December 31, 2010	$0.50	$0.60
Quarter ending September 30, 2010	$0.51	$0.70
Quarter ending June 30, 2010	$0.65	$0.85
Quarter ending March 31, 2010	$0.40	$0.84
Quarter ending December 31, 2009	$0.56	$0.80
Quarter ending September 30, 2009	$0.26	$1.01
Quarter ending June 30, 2009	$0.07	$0.80
Quarter ending March 31, 2009	$0.10	$0.16

The above information was obtained from the NASD. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. There is currently no public trading market for our preferred stock.

As of December 31, 2010, representing the last trading day of our most recently completed fiscal quarter, there were 11,172,302 shares of common stock issued and outstanding, held by approximately 290 shareholders of record. Within the holders of record of our common stock are depositories, such as Cede & Co., that hold shares of stock for several brokerage firms which, in turn, hold shares of stock for a multitude of additional beneficial owners. Accordingly, it is impossible for us to determine exactly how many beneficial stockholders we actually have. As of December 31, 2010, there were 5,708 shares of our Series A Convertible Preferred Stock issued and outstanding, held by one shareholder of record.

As of December 31, 2010, there were 460,000 outstanding options or warrants to purchase shares of common stock and 5,708 outstanding shares of Series A Preferred Stock convertible into shares of the Company's Common Stock. The options may be converted into common shares at a weighted average exercise price of $1.05 per share and the preferred shares may be converted into common shares on a one for one basis.

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

Recent Sales of Unregistered Securities

Set forth below is information regarding the sale of equity securities during the year ended December 31, 2010 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), and which were not previously disclosed either in a quarterly report on Form 10-Q or on a current report on Form 8-K:

From October 1, 2010 through December 31, 2010, the Company sold 135,000 shares of common stock to four accredited investors at a price of $0.50 per share for gross proceeds of $67,500. No underwriters were used and no underwriting discounts or commissions were payable.

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

Additionally on December 1, 2010, the Company issued 75,000 stock options to an employee. These options fully bested on the grant date, have an exercise price of $1.05 per share, and have a term of .65 years. The securities have been offered and sold by the Company in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 701 promulgated under the Securities Act of 1933, as amended.

ITEM 6.     SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

For the year ended December 31, 2010, we generated revenues of $534,001, which is significantly down from $836,955 for the year ended December 31, 2009. The decrease is primarily due to the decrease in revenues from the loss in Staf*Tek's contracted employees whom either fulfilled their contracts or were laid off. For the year ending December 31, 2010, Staf*Tek's total service revenues decreased by $302,954, when compared to the total service revenues for 2009.

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

Results of Operations for the Twelve Months Ended December 31, 2010 and 2009

	December 31, 2010		December 31, 2009		Change	Change
		% of		% of
	$	Revenue	$	Revenue	$	%

Net Revenues	$534,001	100.00%	$836,955	100.00%	$(302,954)	-36.20%
Cost of Revenues	403,291	75.52%	648,846	77.52%	(245,555)	-37.84%
Gross Margin (loss)	130,710	24.48%	188,109	22.48%	(57,399)	-30.51%

Operating Expenses
Selling, General and Administrative Expenses	355,396	66.55%	395,373	47,24%	(39,977)	-10,11%
Depreciation and Amortization	1,149	00.22%	1,149	0.14%	-	0.00%
Total Operating Expenses	356,545	66.77%	396,522	47.38%	$(39,977)	-10.08%

Income (Loss) from Operations	$(225,835)	-42.29%	(208,413)	-24.90%	(17,422)	8.36%

OTHER INCOME AND (EXPENSE)
Other Income (Expense)	(30,500)	-5.71%	25,926	3.10%	(56,426)	217.64%
Interest Expense	(27,738)	(5.91)%	(23,477)	-2.81%	(4,261)	18.15%
Net Other Expense	$(58,238)	-10.91%	$2,449	0.29%	$60,687	-2478.03%

Loss before provision for income taxes	(284,073)	-53.20%	(205,964)	-24.61%	(78,109)	37.92%
Provision for Income Taxes	-	0.00%	-	0.00%	0	0.00%

Net Income (Loss)	$(284,073)	-53.20%	(205,964)	-24.61%	(78,109)	37.92%

Benefit from tax loss carryforward	-	0.00%	-	0.00%	0	0.00%

Net Revenues

Net Revenues for the twelve months ended December 31, 2010 decreased to $534,001 from $836,955 for the twelve months ended December 31, 2009. The decrease in net revenues of $302,954 or approximately 36%, over the 2010 period is due primarily to decreased revenues generated by the loss of contracted employees and a decrease in hiring due to economic conditions since the prior period.

Cost of Revenues

Gross Margin

The overall gross margin for the twelve months ended December 31, 2010 decreased to $130,710 from $188,109 for the twelve months ended December 31, 2009. The overall decrease in gross margin of $57,399 or approximately 31% over the 2009 period is directly attributable to reduced costs in hiring and retaining our newly contracted employees.

Operating Expenses

Total operating expenses for the twelve months ended December 31, 2010 decreased to $356,545 from $396,522 for the twelve months ended December 31, 2009. Reasons for the overall decrease in operating expenses of $39,977 or approximately 10.08%, over the 2009 period is covered below in our discussions of General and Administrative Expenses and Stock-Based Compensation.

General and Administrative Expenses

General and administrative expenses for the twelve months ended December 31, 2010 decreased to $355,396 from $395,373 for the twelve months ended December 31, 2009. The decrease in general and administrative expenses of $39,977 or approximately 10.11%, over the 2010 period is due primarily to the reduction in administrative staff salaries.

Stock-Based Compensation - Common Stock Options Granted

We granted 75,000 common stock options to an employee in the twelve months ended December 31, 2010.

Total Operating Income and Losses

Total operating losses for the twelve months ended December 31, 2010 increased to $225,835 from operating losses of $208,413 for the twelve months ended December 31, 2009. The overall increase in operating losses of $17,422 or approximately 8.36% over the 2009 period is due to reduction in gross margin.

Net Other Expenses

Net other income (expenses) for the twelve months ended December 31, 2010 decreased to $(58,238) net expense from $2,449 net income for the twelve months ended December 31, 2009. The overall increase in our other expenses of $60,687, or approximately 2,478% over the 2009 period is primarily due to the loss for settlement of a law suit with Zachary Karo and the gain for settlement of a law suit with John Simmons in 2009.

Interest Income

Interest income for the twelve months ended December 31, 2010 decreased to $0 from ($1) for the twelve months ended December 31, 2009.

Interest Expense

Interest expense for the twelve months ended December 31, 2010 increased to $27,738 from $23,477 for the twelve months ended December 31, 2009. The overall increase in our interest expense of $4,261 or approximately 18% over the 2009 period is due primarily to the increase of interest bearing debts.

Net Loss

Net Loss for the twelve months ended December 31, 2010 increased to $284,073 from $205,964 for the twelve months ended December 31, 2010. This increase in net loss of $78,109 or approximately 37.92% over the 2010 period is due primarily to the reduction of gross margin loss of contractors.

Liquidity and Capital Resources

	December 31, 2010	December 31, 2009
Net cash (used in) provided by operating activities	$(265,117)	$(166,775)
Net cash (used in) provided by investing activities	$-	$(1,542)
Net cash (used in) provided by financing activities	$123,542	$96,306

General

For the twelve months ended December 31, 2010, we had negative cash flows resulting from $265,117 of cash used in our operating activities and $123,542 of cash provided by our financing activities. Accordingly, for the twelve months ended December 31, 2010, our funds from operations were not sufficient to cover our daily operations as further explained below.

Cash Flows from Operating Activities

Net cash used in our operating activities of $265,117 for the twelve months ended December 31, 2010 was primarily attributable to the net loss and offset by depreciation expense, increases in accounts receivable and increases in accrued liabilities.

Cash Flows from Investing Activities

Net cash used in our investing activities of $0 for the twelve months ended December 31, 2010.

Cash Flows from Financing Activities

Net cash provided by our financing activities of $123,542 for the twelve months ended December 31, 2010 primarily from proceeds of common stock sales.

Internal Sources of Liquidity

For the twelve months ended December 31, 2010, the revenues generated from our operations were insufficient to fund our daily operations. Gross profit for fiscal year 2010 was $130,710, which was insufficient to meet our operating expenses of $356,545 for the same period. There is no assurance that funds from our future operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

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

As of December 31, 2010, we have debt in the total aggregate amount of $190,234, as summarized in Notes 2 and 4 to the financial statements. This debt was incurred to pay our operating costs, compliance costs and legal fees. Of this debt, as of December 31, 2010, $174,234 represented the balance of a bank loan which is secured by all of our assets. This bank loan carries interest of 6.5% per annum and requires monthly payment of $2,698 per month with a balloon payment in the amount of $115,406 coming due on August 31, 2011. In the event we default on this loan, the bank may foreclose on our assets.

From February 16, 2010 to February 15, 2011 we sold 385,000 shares of our common stock to 10 accredited investors at a price of $0.50 per share for gross proceeds of $192,500.

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

Preferred A Stock Dividends

Our Series A Shares have a stated value of $3.00 per share. Each holder of Series A Shares is entitled to receive a dividend equal 6.75% of the stated value of the Series A Shares payable on each anniversary of the date of issuance of such shares. The Company paid $24,192 in Series A dividends during the year ending December 31, 2010 leaving an accrued balance in the amount of $58,175. The Company is currently making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2010.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

none.

ITEM 9A.     CONTROLS AND PROCEDURES.

Not applicabble.

ITEM 9A(T).     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and the Company's Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2010 and had concluded that the Company's disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting during the year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Evaluation of Internal Control over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of our Company's subsidiaries.

Our management performed an assessment as of December 31, 2010 of the effectiveness of our internal controls over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and concluded that our internal control over financial reporting was effective as of December 31, 2010.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following information sets forth the names of the directors, executive officers, promoters control persons of the Company, their present positions with the Company, and their biographical information.

Name	Age	Position(s) Held	Date Service Began
Gerald McIlhargey	63	President, Chief Executive Officer and Director	March 2004
Kenneth L. Johnson	51	Secretary, Treasurer and Director	April 2000
Bruce Schreiner	56	Director	October 2003
Donal Ford	55	Director	August 2006
Maureen O'Brien	62	Director	August 2006
John Blackmon	55	President of Staf*Tek Services Inc.	June 2004

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

Maureen O'Brien - Ms. O'Brien has been a Director of the Company since August 24, 2006. For the past six years Ms. O'Brien has worked as Executive Assistant to David Core, CEO of Pinnacle Financial Services, Inc. For seven years prior to that Ms. O'Brien specialized in startup ventures with Real Applications, Inc. which included integrating an acquired programming services company.

John Blackmon - Mr. Blackmon has been Staf*Tek's President since August 24, 2006. Recently he has expanded staffing services to include senior and entry-level finance and accounting services. Before joining Staf*Tek, Mr. Blackmon was a Senior Manager of IT with MCI/WorldCom. Mr. Blackmon joined MCI/WorldCom, now Verizon, in 1997 in the Operations organization and was quickly moved to the IT organization where his responsibilities included operations management, management of both technical and support organizations, and progressing to lead the development and implementation of all E*Commerce application solutions for the Wholesale division of WorldCom.

Term of Office

Our directors are elected for a one-year term to hold office until the next annual general meeting of our shareholders, or until removed from office in accordance with our bylaws and applicable law. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

Family Relationships

There are no family relationships among the officers and directors, nor are there any arrangements or understanding between any of the directors or officers of our Company or any other person pursuant to which any Officer or Director was or is to be selected as an officer or director.

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

•
Such person was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission (the "Commission")  to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

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

Committees of the Board of Directors; Meetings

During the year ended December 31, 2010, the Board met four times. During fiscal year 2010, no director attended fewer than 75% of the aggregate number of meetings of the Board and committees on which such director served.

The Board has two standing committees, the Audit Committee and the Compensation Committee. The Board does not have a separate Nominating Committee and performs all of the functions of that committee.

The Audit Committee

The Audit Committee has as its primary responsibilities the appointment of the independent auditor for the Company, the pre-approval of all audit and non-audit services, and assistance to the Board in monitoring the integrity of our financial statements, the independent auditor's qualifications, independence and performance and our compliance with legal requirements. The Audit Committee has adopted a written charter, which was mailed to its shareholders in 2006. During the year ended December 31, 2010, the Audit Committee met one time. Bruce Schreiner, Donal Ford, and Maureen O'Brien are the current members of the Audit Committee.

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

The Securities and Exchange Commission ("SEC") requires a company to disclose whether it has an "Audit Committee Financial Expert" serving on its audit committee. Based on its review of the criteria of an Audit Committee Financial Expert under the rule adopted by the SEC, the Board believes that one member of the Audit Committee, Mr. Schreiner, qualifies as an Audit Committee Financial Expert. Each of the other current members have made significant contributions and provided valuable service to St. Joseph and its stockholders as members of the Audit Committee and the Board believes that each of them has demonstrated that he is capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with the accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding internal controls and procedures for financial reporting, and (v) understanding audit committee functions, all of which are attributes of an Audit Committee Financial Expert under the rule adopted by the SEC. Given the business experience and acumen of these individuals and their service as members of the Audit Committee, the Board believes that each of them is qualified to carry out all duties and responsibilities of the Audit Committee.

Compensation Committee

The Compensation Committee recommends to the Board annual salaries for senior management and reviews all company benefit plans. During the year ended December 31, 2010, the Compensation Committee met one time and reviewed the compensation of all St. Joseph employees. The current members of the Compensation Committee are Bruce Schreiner, Kenneth Johnson, and Donal Ford.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten percent of our Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and persons who are the beneficial owners of more than 10% of the common stock of the Company are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon review of the copies of such reports furnished to us during, and with respect to, the fiscal year ended December 31, 2010 or any written representations we received from a director, officer, or beneficial owner of more than 10% of our common stock that no other reports were required during that period, we believe that, for the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to our reporting persons were met.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The code of ethics can be viewed on our website: www.stjosephinc.com.

ITEM 11.     EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers during 2008, 2009 and 2010:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Com- pensation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All other Compen- sation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Gerald McIlhargey	2008	-	-	-	-	-	-	-	-
President, CEO and	2009	-	-	-	-	-	-	-	-
Director	2010	-	-	-	-	-	-	-	-

Kenneth L. Johnson,	2008	-	-	-	-	-	-	-	-
Secretary, Treasurer and	2009	-	-	-	-	-	-	-	-
Director	2010	-	-	-	-	-	-	-	-

John Blackmon,	2008	$92,000	-	-	-	-	-	-	$92,000
President of Staf*Tek	2009	$81,000	-	-	-	-	-	-	$81,000
Services, Inc.	2010	$77,000	-	-	-	-	-	-	$77,000

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

John Blackmon. Mr. Blackmon is the President of our wholly-owned subsidiary, Staf*Tek Services, Inc. We do not have an employment agreement with Mr. Blackmon. He receives an annual salary of $77,000 as compensation for serving as Staf*Tek Services, Inc.'s President. On August 24, 2006, he received options to purchase 50,000 shares of our common stock for agreeing to serve as President of Staf*Tek Services, Inc. The options have an exercise price of $1.05 per share and expire on August 24, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL-END

The following table provides information concerning equity awards as of our 2010 fiscal year end, December 31, 2010, held by each of our named executive officers.

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

On August 24, 2006 each of the directors listed below received fully vested options to purchase up to 50,000 shares of our common stock for agreeing to serve as our Directors. The options have an exercise price of $1.05 and expire on August 24, 2011. All of these options were still outstanding and unexercised as of December 31, 2010.

As shown by the following table, none of our directors who are not executive officers received any compensation during our fiscal year ended December 31, 2010:

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Bruce Schreiner	-	-	-	-	-	-	-

Donal Ford	-	-	-	-	-	-	-

Maureen O'Brien	-	-	-	-	-	-	-

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is disclosed in Item 5 under "Equity Compensation Plans."

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 21, 2011 based on information obtained from the persons named below, with respect to the beneficial ownership of our common and preferred stock by (i) each person (including groups) known to us to be the beneficial owner of more than 5 percent of our common stock, and (ii) each Director and Officer, and (iii) all Directors and Officers of the Company, as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

Name of Beneficial Owner (1)	Number of Shares of Common Stock (2)		Percent Outstanding	Number of Shares of Series A Preferred Stock (2)	Percent Outstanding
Gerald McIlhargey,	889,923	(3)	7.93%	0	0%
President, Chief Executive
Officer and Director

Kenneth L. Johnson,	150,000	(4)	1.34%	0	0%
Secretary, Treasurer and
Director

Bruce Schreiner, Director	50,000	(5)	0.45%	0	0%

Maureen O'Brien, Director	75,000	(5)	0.67%	0	0%

Donal Ford, Director	75,000	(5)	0.67%	0	0%

John Blackmon, President of Staf*Tek Services, Inc.	89,954	(5)	0.80%	0	0%

All Executive Officers and	1,319,877	11.86%	0	0%
Directors as a Group
(5 individuals)

Hong Kong Base, Ltd. (6)	1,450,000	12.93%	0	0
Desert Projects, Inc. (7)	1,116,667	9.96%	0	0
Camille Quinn(8)	8,994	0.03%	5,708	100%

(1)
The address for Messrs. McIlhargey, Johnson, Schreiner, Ford, and Ms. O'Brien is: c/o St. Joseph, Inc., 4870 S. Lewis, Suite 250, Tulsa, Oklahoma 74105.  The address for Hong Kong Base, Ltd. is Unit C, 26th Floor, CNT Tower, 338 Hennessey Road, Wanchai, Hong Kong, China.  The address for Desert Projects, Inc. is 73-185, Suite D, Highway 111, Palm Desert, California, 92260. The address for Ms. Bell is Route 1 Box 650, Haskell, Oklahoma 74436.  The address for Ms. Quinn is 5800 E. Skelly Drive, Suite 1230, Tulsa, OK 7413. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
Based upon 11,212,302 shares of common stock and 5,702 shares of Series A Preferred Stock issued and outstanding on March 19, 2010. Percentages are rounded to the nearest one hundredth of a percent. As required by Item 403 of Regulation S-B, calculated on the basis of the amount of outstanding securities plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.  The percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)	Includes fully vested options to purchase 100,000 shares of our common stock at an exercise price of $1.05 per share.

(4)	Includes fully vested options to purchase 25,000 shares of our common stock at an exercise price of $1.05 per share.

(5)	Includes fully vested options to purchase 50,000 shares of our common stock at an exercise price of $1.05 per share.

(6)	Hong Kong Base Ltd is a corporation organized under the laws of Hong Kong and is beneficially owned by Yvonne Chun Siu Fun.

(7)	Desert Projects, Inc. is a corporation organized under the laws of the State of Nevada and is beneficially owned by James Ralph Houston.

(8)	Includes 5,708 shares of common stock, which would be issuable on conversion of the 5,7082 shares of Series A Preferred Stock held by Ms. Quinn.

Equity Compensation Plans

The following table sets forth information as of December 31, 2009 with respect to compensation plans under which we are authorized to issue shares of our common stock, aggregated as follows:

o	all compensation plans previously approved by security holders; and
o	all compensation plans not previously approved by security holders.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans	460,000	(1)	$1.05	640,000
approved by security holders

Equity Compensation Plans (continued)

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	0	0	0
Total	460,000	$1.05	640,000

(1)
On August 24, 2006, we adopted our 2006 Stock Option Plan, which reserved 1,125,000 shares of our common stock for issuance pursuant to the plan. On August 24, 2006, our Board of Directors granted stock options to our officers, directors and employees pursuant to the plan to purchase 410,000 share of our common stock at an exercise price of $1.05 per share and a term that ends on August 24, 2011. On December 1, 2010, There were 75,000 options granted which will expire on August 24, 2011.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than disclosed below, none of the directors or executive officers of the Company nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of the Company, nor any promoter of the Company, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of the Company's 2009 fiscal year or in any presently proposed transaction which, in either case, has or will exceed one percent of the average of the Company's total assets at year end for the last two completed fiscal years. The Company has not entered into transactions with any member of the immediate families of the foregoing persons, nor is any such transaction proposed.

Gerald McIlhargey

During the quarter ended December 31, 2010, COLEMC Investments, Ltd., a Canadian company owned by Gerry McIlhargey, President and Director of the Company, advanced $6,000 for working capital in exchange for a promissory note. The note matures on December 31, 2011 and does not bear any interest. As of December 31, 2010 and 2009, the amounts due to the affiliate totaled $16,000, and $10,000, respectively.

John Blackmon

During the quarter ended December 31, 2010, John Blackmon, President of StafTek Services, Inc. purchased 10,000 shares of our common stock in a private placement for $0.50 per share.

DIRECTOR INDEPENDENCE

Although we are not "listed" by any exchange with established criteria for determining director independence, we use the criteria established by The NASDAQ Stock Market governing audit committee membership for making such determination for disclosure purposes. Based on its review of the applicable rules of The NASDAQ Stock Market governing audit committee membership, the Board believes that Bruce Schreiner, Donal Ford, and Maureen O'Brien would be deemed "independent" within the meaning of such rules.

As Bruce Schreiner, Donal Ford, and Maureen O'Brien are the only directors on our audit and compensation committees, such committees have no directors who are not independent.

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

Audit Fees

2010	2009
$31,092.00	$30,588.00

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

2010	2009
$0.00	$0.00

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

2010	2009
$0.00	$0.00

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT NO.	DESCRIPTION OF DOCUMENT
2.1 (5)	Agreement of Share Exchange and Purchase and Sale dated January 2, 2004 between St. Joseph, Inc. and Phyllis L. Bell, and Paul D. Aelmore and Staf-Tek Services, Inc.

3.1 (1)	Articles of Incorporation of Pottery Connection, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on January 19, 2001.

3.3 (5)	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on November 6, 2003.

3.4 (6)	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on September 29, 2006.

3.5 (7)	Articles of Amendment to the Articles of Incorporation filed with the Colorado Secretary of State on May 18, 2007.

3.6 (7)	Articles of Amendment to the Articles of Incorporation filed with the Colorado Secretary of State on May 23, 2007.

3.5 (3)	Bylaws of St. Joseph, Inc. (formerly known as Pottery Connection, Inc.)

4.1 (1)	Specimen form of St. Joseph's stock certificate for shares of its common stock.

4.2 (10)	2006 Stock Option Plan.

10.1 (3)	Exclusive Agreement between St. Joseph Energy, Inc. and David Johnson.

10.2 (2)	Form of User Agreement for St. Joseph, Inc.

10.3 (9)	Promissory Note dated June 16, 2005 for $96,000 issued by St. Joseph, Inc. to John H. Simmons.

10.4 (9)	Promissory Note dated December 28, 2006 for $25,000 issued by Staf*Tek Services, Inc. to Gerry McIlhargey.

10.5 (8)	Form of Letter Agreement for conversion of Series B Stock to common stock on December 31, 2007.

10.6 (8)	Form of Letter Agreement for conversion of promissory notes to common stock on December 31, 2007.

14.1 (9)	Code of Ethics.

21.1 (9)	Subsidiaries of St. Joseph, Inc.

31.1*	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(1)	Filed on July 23, 2002 as an exhibit to St. Joseph's registration statement on Form 10SB and incorporated herein by reference.

(2)	Filed on April 15, 2003 as an exhibit to St. Joseph's annual report on Form 10-KSB for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(3)	Filed on June 3, 2003 as an exhibit to St. Joseph's amendment to registration statement on Form 10SB12G/A and incorporated herein by reference.

(4)	Filed on April 15, 2004 as an exhibit to St. Joseph's annual report on Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference.

(5)	Filed on May 5, 2004 as an exhibit to St. Joseph's report on Form 8-K dated April 30, 2004 and incorporated herein by reference.

(6)	Filed on November 20, 2006 as an exhibit to St. Joseph's quarterly report on Form 10-QSB for the quarterly period ended September 30, 2006 and incorporated herein by reference.

(7)	Filed on May 23, 2007 as an exhibit to St. Joseph's report on Form 8-K dated May 18, 2007 and incorporated herein by reference.

(8)	Filed on January 28, 2008 as an exhibit to St. Joseph's report on Form 8-K dated December 31, 2007 and incorporated herein by reference.

(9)	Filed on April 20, 2007 as an exhibit to St. Joseph's amendment 1 to annual report on Form 10-KSB for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(10)	Filed on August 3, 2006 as an exhibit to St. Joseph's proxy statement on Schedule and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2011

St. Joseph, Inc.

By: /s/ Gerry McIlhargey
Gerry McIlhargey, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Gerry McIlhargey	March 30, 2011
Gerry McIlhargey, President,
Chief Executive Officer and
Director

/s/Kenneth L. Johnson	March 30, 2011
Kenneth L. Johnson,
Secretary-Treasurer and Director

/s/Bruce Schreiner	March 30, 2011
Bruce Schreiner, Director

/s/ Donal Ford	March 30, 2011
Donal Ford, Director

/s/ Maureen O'Brien	March 30, 2011
Maureen O'Brien, Director

ST. JOSEPH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of St. Joseph, Inc.

We have audited the accompanying consolidated balance sheets of St. Joseph, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income and stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2010. St. Joseph, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of St. Joseph, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Cordovano and Honeck LLP
Englewood, Colorado
March 28, 2011

ST. JOSEPH, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash	$8,406	$149,981
Accounts receivable, net of allowance for doubtful accounts of $2,208	90,276	70,574

Total Current Assets	98,682	220,555

Property and equipment, net of Accum Dep of $151,904 and $150,755, respectively	2,222	3,371
Deposits	1,230	1,230

Total Assets	$102,134	$225,156

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$214,106	$190,207
Accrued liabilities	14,190	11,080
Accrued preferred dividend	58,175	82,367
Notes Payable:
Line of Credit (Note 4)	-	180,000
Bank Loan (Note 4)	174,234	-
Loan from Officer	16,000	10,000

Total Current Liabilities	476,705	473,654

STOCKHOLDERS' DEFICIT (Note 7):
Stock subscription receivable	(25,000)	-
Preferred stock, Series A, $.001 par value, $3.00 face value; 25,000,000 shares authorized, 5,708 shares issued and outstanding	6	6
Common stock, $.001 par value; 100,000,000 shares authorized, 10,812,302 issued and outstanding	11,172	10,812
Additional paid-in capital	2,306,066	2,123,426
Retained deficit	(2,666,815)	(2,382,742)

Total Stockholders' Deficit	(374,571)	(248,498)

Total Liabilities and Stockholders' Deficit	$102,134	$225,156

The accompanying footnotes are an integral part of these financial statements

ST. JOSEPH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2010	2009
REVENUES:
Contract	$534,001	$836,955

COST OF REVENUES	403,291	648,846

Gross Margin	130,710	188,109

COSTS AND EXPENSES:
General and Administrative Expenses	355,396	395,373
Depreciation and Amortization	1,149	1,149
Total Costs and Expenses	356,545	396,522

Operating Income (Loss)	(225,835)	(208,413)

OTHER INCOME AND (EXPENSE):
Other Income (expense)	(30,500)	25,926
Interest Expense	(27,738)	(23,477)

Net Other Expense	(58,238)	2,449

Loss before provision for income taxes	(284,073)	(205,964)

PROVISION FOR INCOME TAXES:
Provision for Federal income tax	-	-
Provision for State income tax	-	-

Total provision for income taxes	-	-

Loss before benefit from tax loss carryforward	(284,073)	(205,964)

Benefit from tax loss carryforward	-	-

Net Loss	(284,073)	(205,964)

Loss applicable to common stockholders	$(284,073)	$(205,694)

Basic and diluted loss per common share	$(0.026)	$(0.021)

Weighted average common shares outstanding	10,958,080	10,032,642

The accompanying footnotes are an integral part of these financial statements

ST. JOSEPH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

					Additional		Stock
	Preferred Stock-Series A		Common Stock		Paid-in	Retained	Subscription
	Shares	Par value	Shares	Par value	Capital	Deficit	Receivable	Total

Balance December 31, 2008	386,208	$386	7,406,802	$7,407	$1,950,201	$(2,095,398)	-		$(137,404)

Sale of common stock @$0.05 per share	-	-	2,900,000	2,900	142,100	-	-		145,000
Conversion of notes payable @$0.05 per share to common stock			100,000	100	4,900		-		5,000
Conversion of preferred to common @$0.001 per share	(380,500)	(380)	380,500	380			-		-
Common stock options exercised			25,000	25	26,225		-		26,250
Net loss for the year ended December 31, 2009						(205,964)	-		(205,964)

Balance December 31, 2009	5,708	6	10,812,302	10,812	2,123,426	(2,382,742)	-		(248,498)

Stock Subscription Receivable	-	-	50,000	50	24,950	-	(25,000)		-
Sale of common stock @$0.50 per share	-	-	295,000	295	147,205	-	-		147,500
Common stock @$0.70 per share to settle lawsuit	-	-	15,000	15	10,485	-	-		10,500
Net loss for the year ended December 31, 2010	-	-	-	-	-	(284,073)	-		(284,073)

Balance December 31, 2010	5,708	$6	11,172,302	$11,172	$2,306,066	$(2,666,815)	$(25,000)		$(374,571)

The accompanying footnotes are an intergral part of these financial statements

ST. JOSEPH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended
	December 31,
	2010	2009
OPERATING ACTIVITIES

Net income (loss)	$(284,073)	$(205,964)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,149	1,149
Gain on settlement of note payable due to related party and related accrued interest	-	(25,526)
Lawsuit settlement for common shares	10,500	-
Changes in operating assets and liabilities:
Increase/decrease in accounts receivable	(19,702)	142,247
Increase/decrease in accounts payable	23,899	(73,999)
Increase/decrease in accrued liabilities	3,110	(4,682)

Net cash provided by (used in) operating activities	(265,117)	(166,775)

INVESTING ACTIVITIES
Equipment acquisitions	-	(1,542)

Net cash used in investing activities	-	(1,542)

FINANCING ACTIVITIES
Repayment on bank loan	(5,766)	-
Settlement of notes payable to related parties	-	(50,000)
Proceeds from related party	-	26,250
Proceeds from officer loan and notes payable	6,000	10,000
Payments on preferred stock dividends	(24,192)	(34,944)
Proceeds from sale of common stock	147,500	145,000

Net cash provided by (used in) financing activities	123,542	96,306

INCREASE (DECREASE) IN CASH	(141,575)	(72,011)

CASH AT BEGINNING OF PERIOD	149,981	221,992

CASH AT END OF PERIOD	$8,406	$149,981

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:

Conversion of preferred stock into common stock	$-	$380
Conversion of notes payable into common stock	$-	$5,000
Conversion of bank line of credit into loan	$180,000	$-

SUPPLEMENTAL INFORMATION:
Cash paid for Taxes	$-	$-
Cash paid for interest	$11,913	$23,477

The accompanying footnotes are an integral part of these financial statements

ST. JOSEPH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2010 and 2009 included in this report include the activities of St. Joseph, Inc. and its wholly-owned subsidiary, Staf*Tek. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net capital deficiency at December 31, 2010 and 2009. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

Cash Equivalents and Fair Value of Financial Instruments

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2010 and 2009.

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

Impairment and Disposal of Long-lived Assets

The Company evaluates the carrying value of its long-lived assets when indicators of impairment are present. Impairment is assessed when the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairments recognized for the years ended December 31, 2010 and 2009.

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

Advertising Costs

The Company expenses all advertising as incurred. The Company incurred advertising costs totaling $1,237 and $3,592 for the years ended December 31, 2010 and 2009, respectively.

Loss Per Common Share

The Company reports earnings (loss) per share using a dual presentation of basic and diluted earnings per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. Preferred stock and common stock options outstanding at December 31, 2009 were not included in the diluted loss per share as all 5,708 preferred shares and all 385,000 options were anti-dilutive. Preferred stock and common stock options outstanding at December 31, 2010 were not included in the diluted loss per share as all 5,708 preferred shares and all 460,000 options were anti-dilutive. Therefore, basic and diluted losses per share at December 31, 2010 were equal.

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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state tax return in Oklahoma as "major" tax jurisdictions, as defined. The Company believes that its income tax filings positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial conditions, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740

Stock-Based Compensation:

The Company recognizes share-based compensation based on the options' fair value, net of estimated forfeitures on a straight line basis over the requisite service periods, which is generally over the awards' respective vesting period, or on an accelerated basis over the estimated performance periods for options with performance conditions. The stock option fair value is estimated on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates. The Company granted 75,000 options during 2010. The fair value was calculated at approximately $0.01 per share or $750. No compensation expense has been recorded as the amount was considered to be inconsequential during the years ended December 31, 2010.

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

Recent Accounting Pronouncements

On July 1, 2009, we adopted the Financial Accounting Standards Board ("FASB"), Accounting Standards Codification ("ASC"). The ASC does not alter current generally accepted accounting principles in the United States of America ("U.S. GAAP"), but rather integrated existing accounting standards with other authoritative guidance. The ASC provides a single source of authoritative U.S. GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. The adoption of the ASC did not have any effect on our results of operations or financial position. All prior references to U.S. GAAP have been revised to conform to the ASC. Updates to the ASC are issued in the form of Accounting Standards Updates ("ASU").

In April 2009, we adopted the revisions to U.S. GAAP accounting standards included in ASC Topic 825, Financial Instruments ("ASC 825"), which requires public companies to include disclosures required for all financial instruments within the scope of ASC 825 in their interim financial statements. In addition, this guidance requires disclosure about the method and significant assumptions to estimate fair value of financial instruments and disclosure of changes in the methods or significant assumptions, if any, during the period. The adoption of the revised guidance related to financial statement disclosure only and did not have any effect on our results of operations or financial position.

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

In February 2010, the FASB issued authoritative guidance which removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This authoritative guidance became effective upon issuance. The adoption of this guidance did not have an impact on the Company's 2010 Financial Statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

In September, 2009, COLEMC Investments, Ltd., a Canadian company owned by Gerry McIlhargey, President and Director of the Company, advanced $5,000 for working capital in exchange for a promissory note. The note matures on December 31, 2011 and does not bear any interest.

In November, 2009, COLEMC Investments, Ltd., a Canadian company owned by Gerry McIlhargey, President and Director of the Company, advanced $5,000 for working capital in exchange for a promissory note. The note matures on December 31, 2011 and does not bear any interest.

In October, 2010, COLEMC Investments, Ltd., a Canadian company owned by Gerry McIlhargey, President and Director of the Company, advanced $6,000 for working capital in exchange for a promissory note. The note matures on December 31, 2011 and does not bear any interest. As of December 31, 2010 and 2009, the amounts due to the affiliate totaled $16,000, and $10,000, respectively.

On October 23, 2010, John Blackmon, President of StafTek Services, Inc., purchased 10,000 shares of our common stock in a private placement for $0.50 per share.

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

ST. JOSEPH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2010 and 2009:
	2010	2009
Furniture and fixtures	$35,447	$35,447
Office equipment	61,465	61,465
Computer equipment	37,629	37,629
Leasehold improvements	19,585	19,585
Total property and equipment	154,126	154,126
Less accumulated depreciation	(151,904)	(150,755)
Property and equipment, net	$2,222	$3,371

Depreciation expense totaled $1,149 and $1,149, respectively, for the years ended December 31, 2010 and 2009.

NOTE 4 - BANK LOAN

The Company had a $200,000 line of credit of which $180,000 was unpaid and outstanding at December 31, 2009. The interest rate on the credit line was 6.79 percent.

In August 2010, the Company converted the line of credit to a bank loan which is collateralized by all of StafTek Services, Inc. assets, including all receivables and property and equipment. The bank loan agreement included the following provisions 1) an agreement to provide insurance coverage for the collateralized assets in the amount of $180,000; 2) covenants to provide certain financial documents to the bank on a monthly and annual basis; and 3) an executed guaranty from St. Joseph, Inc. The interest rate on the loan is 6.5 percent and the monthly principal and interest payment is $2,698. A final balloon payment is due on the maturity date of August 31, 2013. As of December 31, 2010, the bank loan agreement has not been executed and finalized by either party. Accordingly, the bank loan balance of $174,234 has been classified as a current liability on the accompanying consolidated financial statements. The Company continues to make the required payments according to the bank loan agreement and is current on the note as of December 31, 2010.

The future maturity payments on the bank loan are as follow:

2011	$21,840
2012	23,282
2013	129,112
$174,234

Interest expense on the bank loan and line of credit were $11,913 and $12,829, during the years ended December 31, 2010 and 2009, respectively.

NOTE 5 - CONCENTRATION OF CREDIT RISK

The Company conducts a significant portion of its operations with one customer. During the year ended December 31, 2010, approximately 44 percent of the Company's service revenues were conducted with this one customer. During the year ended December 31, 2009, approximately 45 percent of the Company's service revenues were conducted with one customer.

ST. JOSEPH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

	Years Ended
	December 31,
	2010	2009
U.S. Federal statutory rate	29.66%	28.02%
State income tax, net of federal benefit	3.26%	3.33%
Permanent book-to-tax differences	-0.00%	-0.00%
Timing Differences	-0.00%	-0.00%
Net operating loss for which no tax benefit is currently available	-32.92%	-31.35%
	0.00%	0.00%

At December 31, 2010, the Company's current tax benefit consisted of a net tax asset of $375,094 due to operating loss carryforwards of approximately $1,422,546 which was fully allowed for, in the valuation allowance of $375,094. The valuation allowance results in deferred tax expense, which offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2010 and 2009 were $84,256 and $57,707, respectively. Net operating loss carry forwards will expire through 2030.

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

NOTE 7 - SHAREHOLDERS' EQUITY

Preferred Stock

During the year ended December 31, 2010, the Company did not issue any Series A Convertible Preferred Stock. The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock and 5,708 have not been converted to common stock at December 31, 2010. Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, which is paid quarterly on a calendar basis for a period of 5 years.

The Company is currently making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. During the year ended, 2010, the Company lowered the accrued balance of Series A Convertible Preferred Stock dividends by $24,192, and this balance was $58,175 as of December 31, 2010.

ST. JOSEPH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

During the year ended December 31, 2010, the Company sold 335,000 shares of common stock to 8 accredited investors at a price of $0.50 per share for gross proceeds of $167,500. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold to only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

In June 2010, the Company issued 15,000 shares of common stock to Zachary Karo, a former employee of StafTek Services, Inc., as part of the settlement agreement described in Note 8 - Legal Proceedings. The shares were valued at $10,500 or $0.70 per share.

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

Equity Awards Granted to Employees

On December 1, 2010, the Company granted options to one employee to purchase 75,000 shares of the Company's common stock at an exercise price of $1.05 per share. The options vested on the date of grant. The quoted market price of the Company's common stock was $0.55 per share on the grant date. The weighted average exercise price and weighted average fair value of these options on the date of grant were $1.05 per share and $.363 per share, respectively. Stock option compensation totaling $700 was not recognized as the amount was deemed to be immaterial.

The fair value for the options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following:

Risk-free interest rate	0.28%
Dividend yield	0.00%
Volatility factor	50.60%
Weighted average expected life	.75 years

ST. JOSEPH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule summarizes the changes in the Company's equity awards for the years ended December 31, 2010 and 2009.

			Weighted	Weighted
	Awards		Average	Average
	Outstanding	Exercise	Exercise	Remaining	Aggregate
	and	Price	Price	Contractual	Intrinsic
	Exercisable	Per Share	Per Share	Life	Value
Outstanding at January 1, 2009	560,000	$1.05	$1.05
Granted	-	$-	$-
Exercised	(25,000)	$-	$-
Cancelled/Expired	(150,000)	$1.05	$1.05
Outstanding at December 31, 2009	385,000	$1.05 - $1.05	$1.05

Granted	75,000	$1.05	$1.05
Exercised	-	$-	$-
Cancelled/Expired	-	$-	$-
Outstanding at December 31, 2010	460,000	$1.05	$1.05	0.65 years	$-

All equity awards were fully vested as of December 31, 2010. Aggregate intrinsic value is calculated by determining the amount by which the market price of the stock exceeds the exercise price of the options on December 31, 2010, and then multiplying that amount by the number of options. The exercise price exceeds the market value of the stock on December 31, 2010; therefore the aggregate intrinsic value is zero.

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

NOTE 8 - LEGAL PROCEEDINGS

As previously disclosed in a quarterly report on Form 10-QSB, filed with the SEC on November 20, 2006, on July 28, 2006, Zachary Karo, a former employee of StafTek Services, Inc. filed a lawsuit against the Company and its subsidiary Staf*Tek Services, Inc. in the district court in Tulsa County, Oklahoma, Case No. CJ 2006 04713, in connection with stock options allegedly granted to Mr. Karo. Mr. Karo alleged that he was granted an option to purchase up to 25,000 shares of the Company's common stock at $0.10 per share but that management refused to issue Mr. Karo such shares upon his attempt to exercise of the alleged option. In June 2010, Mr. Karo agreed to dismiss his lawsuit in consideration of a payment by the Company to Mr. Karo of $20,000 in cash and the issuance to him of 15,000 shares of common stock, valued at $10,500 or $0.70 per share.

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

ST. JOSEPH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As disclosed in a 8-K released on May 9, 2009, we settled a lawsuit against us by two holders of our Series A Preferred Convertible Stock (the "Preferred A"), Phyllis Bell and Paul Aelmore, by entering into a settlement agreement dated effective May 9, 2009 and which was signed by the Company May 5, 2009. The settlement agreement provides for us to pay the holders of the Preferred A an aggregate of $2,700 per month, retroactive to January 1, 2009, until the balance of Series A dividends owed to them of $117,312 is fully paid. If we make all required payments, we will have paid down this balance in August 2012. Of the monthly amount to be paid to the Preferred A holders, Ms. Bell is to receive $2,295 per month and Mr. Aelmore is to receive $176 per month. Because the monthly payments are retroactive to January 1, 2009, we made a one-time payment of $12,357 to Ms. Bell and Mr. Aelmore to cover the period of January through May 2009. The monthly payments commenced on June 1, 2009.

NOTE 9 - COMMITMENT

The Company leases office space in Tulsa, Oklahoma under operating lease expiring in 2012.  Future minimum payments due under the non-cancelable lease are as follows:

2011	$32,347
2012	10,782

$43,129
Rent expense during the years ended December 31, 2010 and 2009 were $35,758 and $35,094, respectively.

NOTE 10 - SUBSEQUENT EVENT

On February 15, 2011, the Company sold 40,000 shares of common stock to accredited investor at a price of $0.50 per share for gross proceeds of $20,000. No underwriters were used and no underwriting discounts or commissions were payable.

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

