Form 10-Q
period 2011-03-31
ST JOSEPH INC
filed 2011-05-13
CIK 1177135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,242,302 shares as of May  4, 2011.

ST. JOSEPH, INC.

TABLE OF CONTENTS

ST. JOSEPH, INC.
FINANCIAL STATEMENTS
March 31, 2011

i

PART 1.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash	$9,219	$8,406
Accounts receivable, net of allowance for doubtful accounts of $2,208	56,382	90,276

Total current assets	65,601	98,682

Property and equipment, net of accumulated depreciation of $152,191 and $151,904 respectively	1,935	2,222
Deposits	1,230	1,230

Total Assets	$68,766	$102,134

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$224,532	$214,106
Accrued liabilities	15,377	14,190
Accrued preferred dividend	47,423	58,175
Notes payable:
Line of Credit	-	-
Bank Loan	168,974	174,234
Loan from Officer	16,000	16,000

Total current liabilities	472,306	476,705

STOCKHOLDERS' DEFICIT:
Stock subscription receivable	-	(25,000)
Preferred stock, Series A, $.001 par value, $3.00 face value; 25,000,000 shares authorized, 5,708 shares issued and outstanding	6	6
Common stock, $.001 par value; 100,000,000 shares authorized, 2011-11,212,302 and 2010-11,172,302 issued and outstanding	11,212	11,172
Additional paid-in capital	2,326,026	2,306,066
Retained deficit	(2,740,784)	(2,666,815)

Total Stockholders' Deficit	(403,540)	(374,571)

Total Liabilities and Stockholders' Deficit	$68,766	$102,134

The accompanying footnotes are an integral part of these financial statements

ST. JOSEPH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended
	March 31,
	2011	2010
REVENUES:
Contract	$113,134	$99,668

COST OF REVENUES	87,750	80,050

Gross Margin	25,384	19,618

COSTS AND EXPENSES:
General and Administrative Expenses	92,756	104,137
Depreciation and Amortization	287	287
Total Costs and Expenses	93,043	104,424

Operating Income (Loss)	(67,659)	(84,806)

OTHER INCOME AND (EXPENSE):
Other Income (expense)	75	-
Interest Expense	(6,385)	(2,818)

Net Other Expense	(6,310)	(2,818)

Loss before provision for income taxes	(73,969)	(87,624)

PROVISION FOR INCOME TAXES:
Provision for Federal income tax	-	-
Provision for State income tax	-	-

Total provision for income taxes	-	-

Loss before benefit from tax loss carryforward	(73,969)	(87,624)

Benefit from tax loss carryforward	-	-

Net Loss	$(73,969)	$(87,624)

Loss applicable to common stockholders	$(73,969)	$(87,624)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding	11,190,969	10,878,969

The accompanying footnotes are an integral part of these financial statements

ST. JOSEPH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

					Additional		Stock
	Preferred Stock-Series A		Common Stock		Paid-in	Retained	Subscription
	Shares	Par value	Shares	Par value	Capital	Deficit	Receivable	Total

Balance December 31, 2010	5,708	$6	11,172,302	$11,172	$2,306,066	$(2,666,815)	$(25,000)		$(374,571)

Stock Subscription Receivable	-	-	-	-	-	-	25,000		25,000
Sale of common stock @$0.50 per share	-	-	40,000	40	19,960	-	-		20,000
Net loss for the quarter ended March 31, 2011	-	-	-	-	-	(73,969)	-		(73,969)

Balance March 31, 2011	5,708	$6	11,212,302	$11,212	$2,326,026	$(2,740,784)	$-		$(403,540)

The accompanying footnotes are an integral part of these financial statements

ST. JOSEPH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Quarter Ended
	March 31,
OPERATING ACTIVITIES	2011	2010

Net income (loss)	$(73,969)	$(87,624)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	287	287
Gain on settlement of note payable due to related party and related accrued interest	-	-
Lawsuit settlement for common shares	-	-
Changes in operating assets and liabilities:
Increase/decrease in accounts receivable	33,894	4,701
Increase /decrease in accounts payable	10,426	3,469
Increase/decrease in accrued liabilities	1,187	553

Net cash provided by (used in) operating activities	(28,175)	(78,614)

INVESTING ACTIVITIES
Equipment acquisitions	-	-

Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Repayment on bank loan	(5,260)	-
Settlement of notes payable to related parties	-	-
Proceeds from related party	-	-
Proceeds from officer loan and notes payable	-	-
Payments on preferred stock dividends	(10,752)	(8,064)
Proceeds from sale of common stock	45,000	100,000

Net cash provided by (used in) financing activities	28,988	91,936

INCREASE (DECREASE) IN CASH	813	13,322

CASH AT BEGINNING OF PERIOD	8,406	149,981

CASH AT END OF PERIOD	$9,219	$163,303

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Conversion of preferred stock into common stock	$-	$-
Conversion of notes payable into common stock	$-	$-
Conversion of bank line of credit into loan	$-	$-

SUPPLEMENTAL INFORMATION:
Cash paid for Taxes	$-	$-
Cash paid for interest	$2,856	$2,818

The accompanying footnotes are an integral part of these financial statements

ST. JOSEPH, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)     Basis of Presentation

The condensed balance sheet at December 31, 2010 has been derived from financial statements included in the Form 10-K. The accompanying unaudited financial statements at March 31, 2011 presented herein have been prepared by St. Joseph, Inc. (the "Company") in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The results of operations presented for the three ended March 31, 2011 are not necessarily indicative of the results to be expected for the year.

There is no provision for dividends for the quarter to which this quarterly report relates.

Financial data presented herein are unaudited.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net capital deficiency at March 31, 2011 and December 31, 2010. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

(2)     Bank Loan

The Company had a $200,000 line of credit of which $180,000 was unpaid and outstanding at December 31, 2009. The interest rate on the credit line was 6.79 percent.

In August 2010, the Company converted the line of credit to a bank loan which is collateralized by all of StafTek Services, Inc. assets, including all receivables and property and equipment. The bank loan agreement included the following provisions 1) An agreement to provide insurance coverage for the collateralized assets in the amount of $180,000; 2) covenants to provide certain financial documents to the bank on a monthly and annual basis. The interest rate on the loan is 6.5 percent and the monthly principal and interest payment is $2,698. A final balloon payment is due on the maturity date of August 31, 2013. As of March 31, 2011, the bank loan agreement has not been executed and finalized by either party. Accordingly, the bank loan balance of $168,974 as of March 31, 2011 ($174,234 as of December 31, 2010) has been classified as a current liability on the accompanying consolidated financial statements. The Company continues to make the required payments according to the bank loan agreement and is current on the note as of March 31, 2011.

(3)     Shareholders' Equity

Preferred Stock

During the three months ended March 31, 2011, the Company did not issue any Series A Convertible Preferred Stock. The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock and a balance of 5,708 remains outstanding at March 31, 2011. Each share of Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, payable on a quarterly basis out of funds legally available therefore, for a period of 5 years or until December 31, 2008. There is an accrued amount of Series A Convertible Preferred Stock dividends in the amount of $47,423 as of March 31, 2011 ($58,175 at December 31, 2010). This amount was lowered by $10,752 in the three months ended March 31, 2011. The Company is currently making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009.

Common Stock

In a private placement during the quarter ended March 31, 2011, the Company sold 40,000 shares of common stock to one accredited investor at a price of $0.50 per share for gross proceeds of $20,000. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold to only to accredited investors; as such the term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

Common Stock Options

The following schedule summarizes the changes in the Company's equity awards for the three months ended March 31, 2011:

			Weighted	Weighted
	Awards		Average	Average
	Outstanding	Exercise	Exercise	Remaining	Aggregate
	and	Price	Price	Contractual	Intrinsic
	Exercisable	Per Share	Per Share	Life	Value

Outstanding at January 1, 2011	460,000	$1.05	$1.05
Granted	-	$1.05	$1.05
Exercised	-	$-	$-
Cancelled/Expired	-	$1.05	$-
Outstanding at March 31, 2011	460,000	$1.05	$1.05	.45 years	$-

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

(5)     Concentration of Credit Risk

The Company conducts a significant portion of its operations with one customer. During the three months ended March 31, 2011 and 2010, approximately 82% and 29%, respectively of the Company's service revenues were conducted with this one customer.

(6)     Related Party Transactions

On October 13, 2010, COLEMC Investments, LTD., a Canadian company owned by Gerry McIlhargey, President and Director of the Company, advanced the Company $6,000 for working capital in exchange for a promissory note. The note matures on December 31, 2011 and does not bear any interest. At March 31, 2011 and December 31, 2010, the amount due to this affiliated entity was $16,000.

(7)     Subsequent Events

In a private placement on April 21, 2011, the Company sold 30,000 shares of common stock to an accredited investor at a price of $0.50 per share for gross proceeds of $15,000. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold to only to accredited investors; as such the term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

On April 6, 2011, an Officer of the Company advanced $10,000 to the Company. The advance was converted to 20,000 shares of common stock (at a rate of $.50 per share) on May 1, 2011.

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

Staf*Tek Services, Inc.

Staf*Tek Services, Inc. ("Staf*Tek") was organized as an Oklahoma corporation on January 2, 1997. On January 2, 2004, we closed our acquisition of Staf*Tek pursuant to an agreement by which we acquired 100% percent of the issued and outstanding shares of Staf*Tek's common stock in exchange for (i) 386,208 shares of our $.001 par value Series A convertible preferred stock; (ii) 219,500 shares of our $.001 par value common stock; and (ii) $200,000 in cash. Our Series A convertible preferred stock has a face value of $3.00 per share with a yield of 6.75% dividend per annum, payable on a quarterly basis out of funds legally available therefore, for a period of five years. The Company is currently making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. There is an accrued amount of Series A Convertible Preferred Stock dividends in the amount of $47,423 as of March 31, 2011 ($58,175 at December 31, 2010). This amount was lowered by $10,752 in the three months ended March 31, 2011. The Company is currently making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009.

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

	ST. JOSEPH, INC Results of Operations for the Three Months Ended
	Quarter ended March 31, 2011		Quarter ended March 31, 2010		Change March 31, 2010
	$	%	$	%	$	%
REVENUES:
Contract	$113,134	100.00%	$99,668	100.00%	$13,466	13.51%

COST OF REVENUES	87,750	77,56%	80,050	80.32%	7,700	9.62%

Gross Margin	25,384	22,44%	19,618	19,68%	5,766	29.39%

COSTS AND EXPENSES:
General and Administrative Expenses	92,756	81,99%	104,137	104,48%	(11,381)	-10,93%
Depreciation and Amortization	287	0.25%	287	0.29%	-	0.00%
Total Costs and Expenses	93,043	82,24%	104,424	104.77%	(11,381)	-10.90%

Operating Income (Loss)	(67,659)	-59.80%	(84,806)	-85.09)%	17,147	-20.22%

OTHER INCOME AND (EXPENSES):
Other Income (Expense)	75	0.07%	-	0.00%	75	0.00%
Interest Expense	(6,385)	-5.64%	(2,818)	-2.83%	(3,567)	126.58%

Net Other Expense	(6,310)	-5.58%	(2,818)	-2.83%	(3,492)	123.92%

Loss before provision for income taxes	(73,969)	-65.38%	(87,624)	-87.92%	(13,655)	-15.58%

PROVISION FOR INCOME TAXES:
Provision for Federal income tax	-	0.00%	-	0.00%	-	0.00%
Provision for State income tax	-	0.00%	-	0.00%	-	0.00%

Total provision for income taxes	-	0.00%	-	0.00%	-	0.00%

Loss before benefit from tax loss carryforward	(73,969)	-65.38%	(87,624)	-87.92%	(13,655)	-15.58%

Benefit from tax loss carryforward	0	0.00%	-	0.00%	0	0.00%

Net Loss	$(73,969)	-65.38%	$(87,624)	-87.92%	$(13,655)	-15.58%

Gross Profit

For the three-month period ended March 31, 2011, we had a gross profit of $25,384 compared to a gross profit of $19,618 for the three-month period ended March 31, 2010. This increase in our gross profitability of $5,766, or approximately 29% over the prior period, is due primarily to increase in margins of contractors.

Revenues for the three-month period ended March 31, 2011 increased to $113,134 from $99,668 for the three-month period ended March 31, 2010. This increase in net revenues of $13,466, or approximately 13%, over the prior period, is due primarily to increase in margins of contractors.

Cost of revenues for the three-month period ended March 31, 2011 increased to $87,750 from $80,050 for the three-month period ended March 31, 2010. This increase in cost of revenues of $7,700, or approximately 10%, over the prior period, is due primarily to increase in margins of contractors.

Total Costs and Expenses

Total costs and expenses for the three-month period ended March 31, 2011 decreased to $93,043 from $104,424 for the three-month period ended March 31, 2010. This decrease in our total operating expenses of $11,381 is approximately 11% under that of the prior period.

General and administrative expenses for the three-month period ended March 31, 2011 decreased to $92,756 from $104,137 for the three-month period ended March 31, 2010. This decrease in general and administrative expenses of $11,381 is approximately 11% under that of the prior period.

Other Income/Expenses

Interest expense for the three-month period ended March 31, 2011 increased to $6,385 from $2,818 for the three-month period ended March 31, 2010. This increase in interest expense of $3,567, or approximately 127% over the prior period, is due primarily to the increase in interest due on legal fees and our line of credit.

Profits

For the three-month period ended March 31, 2011, we incurred an operating loss of $67,659 compared to an operating loss for the three-month period ended March 31, 2010 of $84,806. This decrease in operating losses is due primarily to slightly higher margins on contractor placements.

Net loss for the three-month period ended March 31, 2011 decreased to $73,969 from $87,624 for the three-month period ended March 31, 2010. This decrease in losses of $13,655 or 15% over the prior period is due primarily to the decrease in interest due on our borrowings.

Liquidity and Capital Resources

As of March 31, 2011, we had a cash reserve of $9,219. During the three months ended March 31, 2011, we used cash in the amount of $28,175 in our operating activities. During this period $45,000 of new funds were raised.

During the three months ended March 31, 2011 and 2010, the Company's cash activities were as follows:

	2011	2010
Cash used for operating activities	$(28,175)	$(78,614)
Cash used in investing activities	-	-
Cash provided by financing activities	$28,988	$91,936

Internal Sources of Liquidity

For the three months ended March 31, 2011, the funds generated from our operations were insufficient to fund our daily operations. For the three months ended March 31, 2011, we had a gross margin of $25,384, and we were thus unable to meet our operating expenses of $93,043 for the same period. After accounting for our total other expenses (mostly interest expenses) of $6,385 for this period, we suffered a net loss of $73,969 for the period. We can provide no assurance that funds from our operations will continue to meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our expenses, we will need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

Because the funds generated from our operations have been not been sufficient to fully fund our operations, we have been on dependent on debt and equity financing to make up the shortfall. We actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. There can be no assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing stockholders. As a result, our independent registered public accounting firm has issued a "going concern" modification to its report on our audited financial statements for the year ended December 31, 2010.

We have been utilizing a $200,000 line of credit in order to meet our operating expenses. This line of credit is secured by most of our assets and expired on July 7, 2010. At March 31, 2011, the Company has an unpaid and outstanding balance of $168,974. The Company paid $2,856 in interest payments during the three months ended March 31, 2011. The Company is currently negotiating with the bank to convert the line of credit into a note payable. As of March 31, 2011, the terms of the note are yet to be determined.

During the quarter ended March 31, 2011, we had a private offering in which we sold 40,000 shares of common stock to one accredited investor at a price of $0.50 per share for gross proceeds of $20,000.

Off Balance Sheet Arrangements

We do not have nor do we maintain any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Risk Factors

Reference is made to "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2009 for information concerning risk factors. There have been no material changes in the risk factors since the filing of this Annual Report with the SEC on March 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Gerald McIlhargey, and our Treasurer, Mr. Kenneth L. Johnson (collectively, the "Certifying Officers"). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, March 31, 2011, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the "Commission").

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

Internal Control over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2011. Based upon this evaluation, our Certifying Officers have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended March 31, 2011, we issued 40,000 shares of common stock to an accredited investor in a private offering. The shares were offered and sold by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. These shares were issued as restricted securities pursuant to Rule 144.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three-month period ended March 31, 2011.

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

Date: May 12, 2011

ST. JOSEPH, INC.

/s/ GERALD MCILHARGEY
Gerald McIlhargey, Chief Executive Officer