Form 10-Q
period 2011-06-30
ST JOSEPH INC
filed 2011-08-15
CIK 1177135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
☒Yes☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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
☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  11,422,302 shares as of August 12, 2011.

ST. JOSEPH, INC.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ST. JOSEPH, INC.
CONDENSED  CONSOLIDATED BALANCE SHEETS

ASSETS	Unaudited	Audited
	June 30,	December 31,
	2011	2010
CURRENT ASSETS:
Cash	$6,411	$8,406
Accounts receivable, net of allowance for doubtful accounts of $2,208	69,102	90,276
Total current assets	75,513	98,682

Property and equipment, net of accumulated depreciation of $152,479 and $151,904, respectively	1,647	2,222
Deposits	1,230	1,230

Total assets	$78,390	$102,134

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$259,840	$214,106
Accrued liabilities	10,565	14,190
Accrued preferred dividend	44,735	58,175
Notes payable:
Bank Loan	165,434	174,234
Short term note payable	5,800	-
Loan from officer	21,000	16,000
Total current liabilities	507,374	476,705

Total liabilities	507,374	476,705

STOCKHOLDERS' DEFICIT:
Stock subscription receivable	-	(25,000)
Preferred stock, Series A, $.001 par value, $3.00 face value; 25,000,000 shares authorized, 5,708 shares issued and outstanding	6	6
Common stock, $.001 par value; 100,000,000 shares authorized, 2011 - 11,322,302 and 2010 - 11,172,302 issued and outstanding	11,322	11,172
Additional paid-in capital	2,380,916	2,306,066
Retained deficit	(2,821,228)	(2,666,815)
Total Stockholders' Deficit	(428,984)	(374,571)

Total Liabilities and Stockholders' Deficit	$78,390	$102,134

The accompanying footnotes are an integral part of these financial statements

ST. JOSEPH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUES:
Contract	$106,827	$125,710	$219,961	$225,378
COST OF REVENUES	76,177	85,929	163,927	165,979

Gross Margin	30,650	39,781	56,034	59,399

COSTS AND EXPENSES:
General and Administrative Expenses	105,516	110,319	198,272	214,456
Depreciation and Amortization	288	287	575	574
Total Costs and Expenses	105,804	110,606	198,847	215,030

Operating Income (Loss)	(75,154)	(70,825)	(142,813)	(155,631)
OTHER INCOME AND (EXPENSE):
Other Income (expense)	-	-	75	-
Interest Expense	(5,290)	(3,089)	(11,675)	(5,907)
Net Other Expense	(5,290)	(3,089)	(11,600)	(5,907)
Loss before provision for income taxes	(80,444)	(73,914)	(154,413)	(161,538)

PROVISION FOR INCOME TAXES:
Provision for Federal income tax	-	-	-	-
Provision for State income tax	-	-	-	-
Total provision for income taxes	-	-	-	-
Loss before benefit from tax loss carryforward	(80,444)	(73,914)	(154,413)	(161,538)

Benefit from tax loss carryforward	-	-	-	-

Net Loss	$(80,444)	$(73,914)	$(154,413)	$(161,538)

Loss applicable to common stockholders	$(80,444)	$(73,914)	$(154,413)	$(161,538)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding	11,279,775	11,014,802	11,235,617	10,932,064

The accompanying footnotes are an integral part of these financial statements

ST. JOSEPH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

					Additional		Stock
	Preferred Stock -Series A		Common Stock		Paid-in	Retained	Subscription
	Shares	Par value	Shares	Par value	Capital	Deficit	Receivable	Total

Balance December 31, 2010	5,708	$6	11,172,302	$11,172	$2,306,066	$(2,666,815)	$(25,000)	$(374,571)

Stock Subscription Receivable			-	-	-		25,000	25,000
Sale of common stock @ $0.50 per share	-	-	40,000	40	19,960	-		20,000
Net loss for the quarter ended March 31, 2011	-	-	-	-	-	(73,969)		(73,969)

Balance March 31, 2011	5,708	$6	11,212,302	$11,212	$2,326,026	$(2,740,784)	$-	$(403,540)

Sale of common stock @ $0.50 per share	-	-	110,000	110	54,890	-		55,000
Net loss for the quarter ended June 30, 2011	-	-	-	-	-	(80,444)		(80,444)

Balance June 30, 2011	5,708	$6	11,322,302	$11,322	$2,380,916	$(2,821,228)	$-	$(428,984)

The accompanying footnotes are an integral part of these financial statements

ST. JOSEPH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended
	June 30,
OPERATING ACTIVITIES	2011	2010

Net income (loss)	$(154,413)	$(161,538)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	575	574
Lawsuit settlement for common shares	-	10,500
Changes in operating assets and liabilities:
Increase/decrease in accounts receivable	21,174	(8,902)
Increase/decrease in accounts payable	45,734	11,177
Increase/decrease in accrued liabilities	(3,625)	(4,875)
Net cash provided by (used in) operating activities	(90,555)	(153,064)

FINANCING ACTIVITIES
Repayment on bank loan	(8,800)
Receipt of stock subscription receivable	25,000	-
Proceeds from short term note payable	5,800	-
Proceeds from officer loan	5,000	-
Payments on preferred stock dividends	(13,440)	(16,128)
Proceeds from sale of common stock	75,000	100,000
Net cash provided by (used in) financing activities	88,560	83,872

INCREASE (DECREASE) IN CASH	(1,995)	(69,192)

CASH AT BEGINNING OF PERIOD	8,406	149,981

CASH AT END OF PERIOD	$6,411	$80,789

SUPPLEMENTAL NON-CASH INVESTING AND
FINANCING INFORMATION:
Conversion of preferred stock into common stock	$-	$-
Conversion of notes payable into common stock	$-	$-
Conversion of bank line of credit into loan	$-	$-

SUPPLEMENTAL INFORMATION:
Cash paid for Taxes	$-	$-
Cash paid for interest	$11,675	$5,907

The accompanying footnotes are an integral part of these financial statements

ST. JOSEPH, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)  Basis of Presentation

The condensed balance sheet at December 31, 2010 has been derived from financial statements included in the Form 10-K.  The accompanying unaudited financial statements at June 30, 2011 presented herein have been prepared by St. Joseph, Inc. (the “Company”) in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The results of operations presented for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year.

There is no provision for dividends for the quarter to which this quarterly report relates.

Financial data presented herein are unaudited.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net capital deficiency at June 30, 2011 and December 31, 2010. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

In August 2010, the Company converted the line of credit to a bank loan which is collateralized by all of StafTek Services, Inc. assets, including all receivables and property and equipment.  The bank loan agreement included the following provisions 1) An agreement to provide insurance coverage for the collateralized assets in the amount of $180,000; 2) covenants to provide certain financial documents to the bank on a monthly and annual basis and 3) an executed guarantee from St. Joseph, Inc. The interest rate on the loan is 6.5 percent and the monthly principal and interest payment is $2,698.  A final balloon payment is due on the maturity date of August 31, 2013.  As of June 30, 2011, the bank loan agreement has not been executed and finalized by either party.  Accordingly, the bank loan balance of $165,434 as of June 30, 2011 ($174,234 as of December 31, 2010) has been classified as a current liability on the accompanying consolidated financial statements.  The Company continues to make the required payments according to the bank loan agreement and is current on the note as of June 30, 2011.

(3)           Shareholders’ Equity

Preferred Stock

During the three and six months ended June 30, 2011, the Company did not issue any Series A Convertible Preferred Stock.  The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series.  In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock and a balance of 5,708 remains outstanding at June 30, 2011.  Each share of Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, payable on a quarterly basis out of funds legally available therefore, for a period of 5 years or until December 31, 2008.  There is an accrued amount of Series A Convertible Preferred Stock dividends in the amount of $44,735 as of June 30, 2011 ($58,175 at December 31, 2010).  This amount was lowered by $13,440 in the six months ended June 30, 2011. The Company is currently making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009.

Common Stock

In a private placement during the quarter ended March 31, 2011, the Company sold 40,000 shares of common stock to one accredited investor at a price of $0.50 per share for gross proceeds of $20,000. During the second quarter of 2011, the Company sold 110,000 common shares at a price of $0.50 per share for gross proceeds of $55,000. No underwriters were used and no underwriting discounts or commissions were payable.  The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold to only to accredited investors; as such the term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144. Of these shares sold in 2011, 20,000 were sold to an officer of the Company's subsidiary.

Common Stock Options

The following schedule summarizes the changes in the Company’s equity awards for the six months ended June 30, 2011:

			Weighted	Weighted
	Awards		Average	Average
	Outstanding	Exercise	Exercise	Remaining	Aggregate
	and	Price	Price	Contractual	Intrinsic
	Exercisable	Per Share	Per Share	Life	Value
Outstanding at January 1, 2011	460,000	$1.05	$1.05
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Expired	-	$-	$-
Outstanding at June 30, 2011	460,000	$1.05	$1.05	.15 years	$-

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

(5) Concentration of Credit Risk

The Company conducts a significant portion of its operations with one customer. During the three months ended June 30, 2011 and 2010, approximately 89% and 38%, respectively of the Company's service revenues were conducted with this one customer.

 (6) Related Party Transactions

COLEMC Investments, LTD., a Canadian company owned by Gerry McIlhargey, President and Director of the Company, has advanced the Company a total of $21,000 for working capital in exchange for a promissory note.  The note matures on December 31, 2011 and does not bear any interest. $5,000 was advanced to the Company in the second quarter of 2011 on June 10, 2011. Previously $5,000 was advanced on September 23, 2009, $5,000 was advanced on November 4, 2009, and $6,000 was advanced on October 13, 2010. At June 30, 2011 and December 31, 2010, the amount due to this affiliated entity was $21,000 and $16,000, respectively.

On June 30, 2011, the Company borrowed $5,800 from an employee under the terms of a promissory note. The terms of the note require that the entire amount be repaid by July 30, 2011 with no interest. The note was subsequently paid on July 5, 2011.

During the six months ended June 30, 2011, the Company sold 20,000 shares of its common stock to an officer of the Company's subsidiary.

(7) Subsequent Events

In four separate private placements subsequent to June 30, 2011, the Company sold 100,000 shares of its common stock to four accredited investors at a price of $0.50 per share for gross proceeds of $50,000. No underwriters were used and no underwriting discounts or commissions were payable.  The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold to only to accredited investors; as such the term is defined by Rule 501 of Regulation D. All of the shares sold in the private placements are restricted securities pursuant to Rule 144.

On August 10, 2011 the Company extended the deadline from August 24, 2011 until August 24, 2012 to exercise the 460,000 options set at $1.05 per share previously granted to Officers, Directors and key personnel.

The Company's subsidiary, StafTek Services, Inc. indicated the contingency there may be litigation from a contractor which was terminated after fulfilling one month of his six month contract. As of August 10, 2011 there has not been a law suit filed and it has not yet been determined what impact the law suit may have on the Company.

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

Staf*Tek Services, Inc.

Staf*Tek Services, Inc. (“Staf*Tek”) was organized as an Oklahoma corporation on January 2, 1997. On January 2, 2004, we closed our acquisition of Staf*Tek pursuant to an agreement by which we acquired 100% percent of the  issued and outstanding shares of Staf*Tek's common stock in exchange for (i) 386,208 shares of our $.001 par value Series A convertible preferred stock; (ii) 219,500 shares of our $.001 par value common stock; and (ii) $200,000 in cash. Our Series A convertible preferred stock has a face value of $3.00 per share with a yield of 6.75% dividend per annum, payable on a quarterly basis out of funds legally available therefore, for a period of five years.  The Company is currently making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009.  There is an accrued amount of Series A Convertible Preferred Stock dividends in the amount of $44,735 as of June 30, 2011 ($58,175 at December 31, 2010).  This amount was lowered by $13,440 in the six months ended June 30, 2011. The Company is currently making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009.

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

Six months results of operations

Results of Operations for the Six Months Ended
	Six Months Ended
	June 30,
	2011		2010
		% of		% of	Change	Change
	$	Revenue	$	Revenue	$	%
REVENUES:
Contract	$219,961	100.00%	$225,378	100.00%	$(5,417)	-2.40%
COST OF REVENUES	163,927	74.53%	165,979	73.64%	(2,052)	-1.24%

Gross Margin	56,034	25.47%	59,399	26.36%	(3,365)	-5.67%

COSTS AND EXPENSES:
General and Administrative Expenses	198,272	90.14%	214,456	95.15%	(16,184)	-7.55%
Depreciation and Amortization	575	0.26%	574	0.25%	1	0.17%
Total Costs and Expenses	198,847	90.40%	215,030	95.41%	(16,183)	-7.53%

Operating Income (Loss)	(142,813)	-64.93%	(155,631)	-69.05%	12,818	-8.24%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	75	0.03%	-	0.00%	75	0.00%
Interest Expense	(11,675)	-5.31%	(5,907)	-2.62%	(5,768)	97.65%
Net Other Expense	(11,600)	-5.27%	(5,907)	-2.62%	(5,693)	96.38%
Loss before provision for income taxes	(154,413)	-70.20%	(161,538)	-71.67%	7,125	-4.41%

PROVISION FOR INCOME TAXES:
Provision for Federal income tax	-	0.00%	-	0.00%	-	0.00%
Provision for State income tax	-	0.00%	-	0.00%	-	0.00%
Total provision for income taxes	-	0.00%	-	0.00%	-	0.00%

Loss before benefit from tax loss carryforward	(154,413)	-70.20%	(161,538)	-71.67%	7,125	-4.41%

Benefit from tax loss carryforward	-	0.00%	-	0.00%	-	0.00%

Net Loss	$(154,413)	-70.20%	$(161,538)	-71.67%	$7,125	-4.41%

Gross Profit

For the six-month period ended June 30, 2011, we had a gross profit of $56,034 compared to a gross profit of $59,399 for the six-month period ended June 30, 2010.  This decrease in our gross profitability of $3,365, or approximately 5.7% over the prior period, is due primarily to a decrease in margins of contractors.

Revenues for the six-month period ended June 30, 2011 decreased to $219,961 from $225,378 for the six-month period ended June 30, 2010.  This decrease in net revenues of $5,417, or approximately 2.4%, over the prior period, is due primarily to a decrease in the number of contractors.

Cost of revenues for the six-month period ended June 30, 2011 decreased to $163,927 from $165,979 for the six-month period ended June 30, 2010.  This decrease in cost of revenues of $2,052, or approximately 1.2%, over the prior period, is due primarily to an increase in margins of contractors.

Total Costs and Expenses

Total costs and expenses for the six-month period ended June 30, 2011 decreased to $198,847 from $215,030 for the six-month period ended June 30, 2010.  This decrease in our total operating expenses of $16,183 is approximately 7.5% under that of the prior period.

General and administrative expenses for the six-month period ended June 30, 2011 decreased to $198,272 from $214,456 for the six-month period ended June 30, 2010.  This decrease in general and administrative expenses of $16,184 is approximately 7.5% under that of the prior period.

Other Income/Expenses

Interest expense for the six-month period ended June 30, 2011 increased to $11,675 from $5,907 for the six-month period ended June 30, 2010.  This increase in interest expense of $5,768, or approximately 97.7% over the prior period, is due primarily to the increase in interest due on legal fees and our line of credit.

Profits

For the six-month period ended June 30, 2011, we incurred an operating loss of $142,813 compared to an operating loss for the six-month period ended June 30, 2010 of $155,8631  This decrease in operating losses is due primarily to slightly higher margins on contractor placements.

Net loss for the six-month period ended June 30, 2011 decreased to $154,413 from $161,538 for the six-month period ended June 30, 2010. This decrease in losses of $7,125 or 4.4% over the prior period is due primarily to a decrease in administrative expenses.

Three months results of operations

Results of Operations for the Three Months Ended
	Three Months Ended
	June 30,
	2011		2010
		% of		% of	Change	Change
	$	Revenue	$	Revenue	$	%
REVENUES:
Contract	$106,827	100.00%	$125,710	100.00%	$(18,883)	-15.02%
COST OF REVENUES	76,177	71.31%	85,929	68.35%	(9,752)	-11.35%

Gross Margin	30,650	28.69%	39,781	31.65%	(9,131)	-22.95%

COSTS AND EXPENSES:
General and Administrative Expenses	105,516	98.77%	110,319	87.76%	(4,803)	-4.35%
Depreciation and Amortization	288	0.27%	287	0.23%	1	0.35%
Total Costs and Expenses	105,804	99.04%	110,606	87.99%	(4,802)	-4.34%

Operating Income (Loss)	(75,154)	-70.35%	(70,825)	-56.34%	(4,329)	6.11%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	-	0.00%	-	0.00%	-	0.00%
Interest Expense	(5,290)	-4.95%	(3,089)	-2.46%	(2,201)	71.25%
Net Other Expense	(5,290)	-4.95%	(3,089)	-2.46%	(2,201)	71.25%
Loss before provision for income taxes	(80,444)	-75.30%	(73,914)	-58.80%	(6,530)	8.83%

PROVISION FOR INCOME TAXES:
Provision for Federal income tax	-	0.00%	-	0.00%	-	0.00%
Provision for State income tax	-	0.00%	-	0.00%	-	0.00%
Total provision for income taxes	-	0.00%	-	0.00%	-	0.00%

Loss before benefit from tax loss carryforward	(80,444)	-75.30%	(73,914)	-58.80%	(6,530)	8.83%

Benefit from tax loss carryforward	-	0.00%	-	0.00%	-	0.00%

Net Loss	$(80,444)	-75.30%	$(73,914)	-58.80%	$(6,530)	8.83%

Gross Profit

For the three-month period ended June 30, 2011, we had a gross profit of $30,650 compared to a gross profit of $39,781 for the three-month period ended June 30, 2010.  This decrease in our gross profitability of $9,131, or approximately 23% over the prior period, is due primarily to a decrease in margins of contractors.

Revenues for the three-month period ended June 30, 2011 decreased to $106,827 from $125,710 for the three-month period ended June 30, 2010.  This decrease in net revenues of $18,883, or approximately 15%, over the prior period, is due primarily to a decrease in the number of contractors.

Cost of revenues for the three-month period ended June 30, 2011 decreased to $76,177 from $85,929 for the three-month period ended June 30, 2010.  This decrease in cost of revenues of $9,725, or approximately 11.3%, over the prior period, is due primarily to an increase in margins of contractors.

Total Costs and Expenses

Total costs and expenses for the three-month period ended June 30, 2011 decreased to $105,804 from $110,606 for the three-month period ended June 30, 2010.  This decrease in our total operating expenses of $4,802 is approximately 4.3% under that of the prior period.

General and administrative expenses for the three-month period ended June 30, 2011 decreased to $105,516 from $110,319 for the three-month period ended June 30, 2010.  This decrease in general and administrative expenses of $4,803 is approximately 4.4% under that of the prior period.

Other Income/Expenses

Interest expense for the three-month period ended June 30, 2011 increased to $5,290 from $3,089 for the three-month period ended June 30, 2010.  This increase in interest expense of $2,201, or approximately 71% over the prior period, is due primarily to the increase in interest due on legal fees and our line of credit.

Profits

For the three-month period ended June 30, 2011, we incurred an operating loss of $75,154 compared to an operating loss for the three-month period ended June 30, 2010 of $70,825.  This increase in operating losses is due primarily to slightly lower margins on contractor placements.

Net loss for the three-month period ended June 30, 2011 decreased to $80,444 from $73,914 for the three-month period ended June 30, 2010. This decrease in losses of $6,530 or 8.9% over the prior period is due primarily to the decrease in administrative expenses.

Liquidity and Capital Resources

As of June 30, 2011, we had a cash reserve of $6,411.  During the six months ended June 30, 2011, we used cash in the amount of $90,555 in our operating activities.  During this period $75,000 of new funds were raised from the sale of common stock and another $25,000 was realized from the collection of an outstanding stock subscription receivable. We also received funds from related party borrowings of $10,800, paid down our bank loan by $8,800, and paid accrued preferred stock dividends in the amount of $13,440.

During the six months ended June 30, 2011 and 2010, the Company’s summarized cash flow activities were as follows:

Cash flow activities
	Six Months Ended
	June 30,
	2011	2010
Net cash provided by (used in) operating activities	$(90,555)	$(153,064)
Net cash provided by (used in) financing activities	88,560	83,872

INCREASE (DECREASE) IN CASH	(1,995)	(69,192)

CASH AT BEGINNING OF PERIOD	8,406	149,981

CASH AT END OF PERIOD	$6,411	$80,789

Internal Sources of Liquidity

For the six months ended June 30, 2011, the funds generated from our operations were insufficient to fund our daily operations.  For the six months ended June 30, 2011, we had a gross margin of $56,034, and we were thus unable to meet our operating expenses of $198,847 for the same period.  After accounting for our total other expenses (mostly interest expenses) of $11,600 for this period, we suffered a net loss of $154,413 for the period. We can provide no assurance that funds from our operations will continue to meet the requirements of our daily operations in the future.  In the event that funds from our operations are insufficient to meet our expenses, we will need to seek other sources of financing to maintain liquidity.

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

The Company had previously used a $200,000 line of credit in order to meet our operating expenses of which $180,000 was unpaid and outstanding at December 31, 2009.  The interest rate on the credit line was 6.79 percent. In August 2010, the Company converted the line of credit to a bank loan which is collateralized by all of StafTek Services, Inc. assets, including all receivables and property and equipment.  The bank loan agreement included the following provisions 1) An agreement to provide insurance coverage for the collateralized assets in the amount of $180,000; 2) covenants to provide certain financial documents to the bank on a monthly and annual basis and 3) an executed guarantee from St Joseph, Inc. The interest rate on the loan is 6.5 percent and the monthly principal and interest payment is $2,698.  The Company has paid $5,584 in interest in the six-month period ended June 30, 2011.A final balloon payment is due on the maturity date of August 31, 2013.  As of June 30, 2011, the bank loan agreement has not been executed and finalized by either party.  Accordingly, the bank loan balance of $165,434 as of June 30, 2011 ($174,234 as of December 31, 2010) has been classified as a current liability on the accompanying consolidated financial statements.  The Company continues to make the required payments according to the bank loan agreement and is current on the note as of June 30, 2011.

During the six-month period ended June 30, 2011, we had a private offering in which we sold 110,000 shares of common stock to several accredited investors at a price of $0.50 per share for gross proceeds of $75,000.

We also borrowed $10,800 from an employee and an officer in the first half of 2011.

Off Balance Sheet Arrangements

We do not have nor do we maintain any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Risk Factors

Reference is made to “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010 for information concerning risk factors. There have been no material changes in the risk factors since the filing of this Annual Report with the SEC on June 30, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Gerald McIlhargey, and our Treasurer, Mr. Kenneth L. Johnson (collectively, the “Certifying Officers”).  Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, June 30, 2011, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Internal Control over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2011. Based upon this evaluation, our Certifying Officers have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM4T. CONTROLS AND PROCEDURES

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2011, we issued 40,000 shares of common stock to an accredited investor in a private offering. The shares were offered and sold by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. These shares were issued as restricted securities pursuant to Rule 144.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three-month period ended June 30, 2011.

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

Date: August 12, 2011 ST. JOSEPH, INC.

/s/ GERALD MCILHARGEY
Gerald McIlhargey, Chief Executive Officer