Form 10-Q
period 2011-09-30
ST JOSEPH INC
filed 2011-11-14
CIK 1177135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission file number:  0-49936

ST JOSEPH, INC.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  11,472,302 shares as of November 14, 2011.

ST. JOSEPH, INC.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)	(Derived from audited financial statements)
CURRENT ASSETS:
Cash	$2,369	$8,406
Accounts receivable, net of allowance for doubtful accounts of $2,208 (unaudited) and $2,208, respectively	49,564	90,276
Total current assets	51,933	98,682

Property and equipment, net of accumulated depreciation of
$152,766 (unaudited) and $151,904, respectively	1,360	2,222
Deposits	1,230	1,230

Total Assets	$54,523	$102,134

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$254,941	$214,106
Accrued liabilities	11,059	14,190
Accrued preferred dividend	44,735	58,175
Notes payable:
Bank loan	162,009	174,234
Advance from officer	6,200	-
Loan from officer	21,000	16,000
Total current liabilities	499,944	476,705

Total liabilities	499,944	476,705

STOCKHOLDERS' DEFICIT:
Stock subscription receivable	-	(25,000)
Preferred stock, Series A; $.001 par value, $3.00 face value; 25,000,000 shares authorized; 5,708 (unaudited) and 5,708 shares issued and outstanding, respectively	6	6
Common stock, $.001 par value; 100,000,000 shares authorized, 11,422,302 (unaudited) and 11,172,302 issued and outstanding, respectively	11,422	11,172
Additional paid-in capital	2,586,883	2,306,066
Retained deficit	(2,887,665)	(2,666,815)
Total stockholders' deficit	(445,421)	(374,571)

Total Liabilities and Stockholders' Deficit	$54,523	$102,134

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES:
Contract	$90,559	$148,543	$310,520	$373,921
COST OF REVENUES	65,956	116,696	229,883	282,675

Gross Margin	24,603	31,847	80,637	91,246

COSTS AND EXPENSES:
General and Administrative Expenses	240,914	82,099	439,186	296,555
Depreciation and Amortization	287	288	862	862
Total Costs and Expenses	241,201	82,387	440,048	297,417

Operating Income (Loss)	(216,598)	(50,540)	(359,411)	(206,171)
OTHER INCOME AND (EXPENSE):
Other Income (Expense)	-	-	75	-
Interest Expense	(5,906)	(14,171)	(17,581)	(20,078)
Net Other Expense	(5,906)	(14,171)	(17,506)	(20,078)
Loss before provision for income taxes	(222,504)	(64,711)	(376,917)	(226,249)

Provision for income taxes	-	-	-	-
Net Loss	$(222,504)	$(64,711)	$(376,917)	$(226,249)

Loss applicable to common stockholders	$(222,504)	$(64,711)	$(376,917)	$(226,249)

Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares outstanding	11,414,476	11,030,635	11,298,236	10,958,302

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock -Series A		Common Stock		Additional Paid-in	Retained	Stock Subscription
	Shares	Par value	Shares	Par value	Capital	Deficit	Receivable	Total

Balance December 31, 2010	5,708	$6	11,172,302	$11,172	$2,306,066	$(2,666,815)	$(25,000)	$(374,571)

Collection of stock subscription receivable	-	-	-	-	-	-	25,000	25,000
Sale of common stock @ $0.50 per share	-	-	250,000	250	124,750	-	-	125,000
Modification of stock options	-	-	-	-	156,067	-	-	156,067
Net loss for the nine months ended September 30, 2011	-	-	-	-	-	(376,917)	-	(376,917)

Balance September 30, 2011	5,708	$6	11,422,302	$11,422	$2,586,883	$(3,043,732)	$-	$(445,421)

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended
	September 30,
OPERATING ACTIVITIES	2011	2010

Net loss	$(376,917)	$(226,249)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	862	862
Stock-based compensation	156,067	-
Lawsuit settlement for common shares	-	10,500
Changes in operating assets and liabilities:
Increase/decrease in accounts receivable	40,712	(18,902)
Increase/decrease in accounts payable	40,835	21,872
Increase/decrease in accrued liabilities	(3,131)	(3,607)
Net cash provided by (used in) operating activities	(141,572)	(214,888)

FINANCING ACTIVITIES
Repayment on bank loan	(12,225)	-
Payments on line of credit	-	(592)
Receipt of stock subscription receivable	25,000	-
Proceeds from officer advance	6,200	-
Proceeds from officer loan	5,000	-
Payments on preferred stock dividends	(13,440)	(24,192)
Proceeds from sale of common stock	125,000	110,000
Net cash provided by (used in) financing activities	135,535	85,216

INCREASE (DECREASE) IN CASH	(6,037)	(129,672)

CASH AT BEGINNING OF PERIOD	8,406	149,981

CASH AT END OF PERIOD	$2,369	$20,309

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$17,581	$20,078

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

The condensed balance sheet at December 31, 2010 has been derived from financial statements included in the Form 10-K.  The accompanying unaudited financial statements at September 30, 2011 presented herein have been prepared by St. Joseph, Inc. (the “Company”) in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The results of operations presented for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year.

There is no provision for dividends for the quarter to which this quarterly report relates.

Financial data presented herein are unaudited.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net capital deficiency at September 30, 2011 and December 31, 2010. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

The Company had a $200,000 line of credit of which $180,000 was drawn down and outstanding at December 31, 2009.  The interest rate on the credit line was 6.79%.

In August 2010, the Company converted the line of credit to a bank loan which is collateralized by all the assets, including all receivables and property and equipment if its wholly owned subsidiary company, Staf*Tek Services, Inc.  The bank loan agreement included the following provisions, (1) an agreement to provide insurance coverage for the collateralized assets in the amount of $180,000; (2) covenants to provide certain financial documents to the bank on a monthly and annual basis; and (3) an executed guarantee from St. Joseph, Inc. The interest rate on the loan is 6.5% and the monthly principal and interest payment is $2,698.  A final balloon payment is due on the maturity date of August 31, 2013.  As of September 30, 2011, the bank loan agreement has not been executed and finalized by either party.  Accordingly, the bank loan balance of $162,009 as of September 30, 2011 ($174,234 as of December 31, 2010) has been classified as a current liability on the accompanying condensed, consolidated financial statements.  The Company continues to make the required payments according to the bank loan agreement and is current on the note as of September 30, 2011.

(3)	Shareholders’ Equity

Preferred Stock

During the three and nine months ended September 30, 2011, the Company did not issue any Series A Convertible Preferred Stock.  The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series.  In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock and a balance of 5,708 remains outstanding at September 30, 2011.  Each share of Series A Convertible Preferred Stock is convertible to one share of common stock and had a yield of 6.75% dividend per annum, payable on a quarterly basis out of funds legally available therefore, for a period of 5 years or until December 31, 2008.  There is an accrued amount of Series A Convertible Preferred Stock dividends in the amount of $44,735 as of September 30, 2011 ($58,175 at December 31, 2010).  This amount was reduced by payments totaling $13,440 during the nine months ended September 30, 2011. The Company is currently making dividend payments pursuant to the terms of a settlement agreement, in which the Company agreed to repay the dividends at a rate of $2,700 per month.

Common Stock

In a private placement during the nine months ended September 30, 2011, the Company sold 250,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $125,000. No underwriters were used and no underwriting discounts or commissions were payable.  The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144. Of these shares sold in 2011, 20,000 were sold to an officer of the Company's subsidiary.

Common Stock Options

The following schedule summarizes the changes in the Company’s equity awards for the nine months ended September 30, 2011:

	Awards Outstanding and Exercisable	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2011	460,000	$1.05	$1.05
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Expired	-	$-	$-
Outstanding at September 30, 2011	460,000	$1.05	$1.05	1.0 years	$-

On August 10, 2011 the Company's board of directors extended the deadline from August 24, 2011 to August 24, 2012 for the exercise of the 460,000 options set at $1.05 per share, previously granted to officers, directors and key personnel. The extension was considered a modification of the original stock options. Accordingly, the Company re-valued the stock options, which resulted in a charge to stock-based compensation totaling $156,067.

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

The Company conducts a significant portion of its operations with one customer. During the three months ended September 30, 2011 and 2010, approximately 86% and 38%, respectively of the Company's service revenues were conducted with this one customer.

(6)	Related Party Transactions

COLEMC Investments, LTD., a Canadian company owned by Gerry McIlhargey, President and Director of the Company, has advanced the Company a total of $21,000 for working capital in exchange for a promissory note.  The note matures on December 31, 2011 and does not bear any interest. $5,000 was advanced to the Company during the second quarter of 2011 on June 10, 2011. Previously, $5,000 was advanced on September 23, 2009; $5,000 was advanced on November 4, 2009; and $6,000 was advanced on October 13, 2010. At September 30, 2011 and December 31, 2010, the amount due to this affiliated entity totaled $21,000 and $16,000, respectively.

During the three months ended September 30, 2011, an officer advanced the Company $6,200 for working capital. The advance carries no interest rate and matures on December 31, 2011.

On June 30, 2011, the Company borrowed $5,800 from an employee under the terms of a promissory note. The terms of the note require that the entire amount be repaid by July 30, 2011 with no interest. The note was subsequently paid on July 5, 2011.

During the nine months ended September 30, 2011, the Company sold 20,000 shares of its common stock to an officer of the Company's subsidiary (see Note 3).

(7)	Subsequent Events

In three separate private placements subsequent to September 30, 2011, the Company sold a total of 50,000 shares of its common stock to three accredited investors at a price of $0.50 per share for gross proceeds of $25,000. No underwriters were used and no underwriting discounts or commissions were payable.  The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold to only to accredited investors; as such the term is defined by Rule 501 of Regulation D. All of the shares sold in the private placements are restricted securities pursuant to Rule 144.

On October 26, 2011 the Company changed transfer agents to Corporate Stock Transfer located at 3200 Cherry Creek South Drive, Suite 430 Denver, Colorado 80209, (303) 282-4800.

The Company has evaluated subsequent events through November 10, 2011. Other than those described above, there have been no subsequent events after September 30, 2011 for which disclosure is required.

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

Staf*Tek Services, Inc.

Staf*Tek Services, Inc. (“Staf*Tek”) was organized as an Oklahoma corporation on January 2, 1997. On January 2, 2004, we closed our acquisition of Staf*Tek pursuant to an agreement by which we acquired 100% percent of the  issued and outstanding shares of Staf*Tek's common stock in exchange for (i) 386,208 shares of our $.001 par value Series A convertible preferred stock; (ii) 219,500 shares of our $.001 par value common stock; and (ii) $200,000 in cash. Our Series A convertible preferred stock has a face value of $3.00 per share with a yield of 6.75% dividend per annum, payable on a quarterly basis out of funds legally available therefore, for a period of five years.  The Company is currently making dividend payments pursuant to the terms of a settlement agreement, in which the Company agreed to repay the dividends at a rate of $2,700 per month.  There is an accrued amount of Series A Convertible Preferred Stock dividends in the amount of $44,735 as of September 30, 2011 ($58,175 at December 31, 2010).  This amount was reduced by payments of $13,440 during the nine months ended September 30, 2011.

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

Nine months results of operations
Results of Operations for the Nine Months Ended
	Nine Months Ended
	September 30,
	2011		2010
		% of		% of	Change	Change
	$	Revenue	$	Revenue	$	%
REVENUES:
Contract	$310,520	100.00%	$373,921	100.00%	$(63,401)	-16.96%
COST OF REVENUES	229,883	74.03%	282,675	75.60%	(52,792)	-18.68%

Gross Margin	80,637	25.97%	91,246	24.40%	(10,609)	-11.63%

COSTS AND EXPENSES:
General and Administrative Expenses	439,186	141.44%	296,555	79.31%	142,631	48.10%
Depreciation and Amortization	862	0.28%	862	0.23%	-	0.00%
Total Costs and Expenses	440,048	141.71%	297,417	79.54%	142,661	47.96%

Operating Income (Loss)	(359,411)	-115.74%	(206,171)	-55.14%	(153,240)	74.93%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	75	0.02%	-	0.00%	75	0.00%
Interest Expense	(17,581)	-5.66%	(20,078)	-5.37%	2,497	-12.44%
Net Other Expense	(17,506)	-5.64%	(20,078)	-5.37%	2,572	-12.81%
Loss before provision for income taxes	(376,917)	-121.38%	(226,249)	-60.51%	(150,668)	66.59%

Provision for income taxes	-	0.00%	-	0.00%	-	0.00%

Net Loss	$(376,917)	-121.38%	$(226,249)	-60.51%	$(150,668)	66.59%

Gross Profit

For the nine-month period ended September 30, 2011, we had a gross profit of $80,637 compared to a gross profit of $91,246 for the nine-month period ended September 30, 2010.  This decrease in our gross profitability of $10,609, or approximately 11.6% over the prior period, is due primarily to a decrease in our revenues.

Revenues for the nine-month period ended September 30, 2011 decreased to $310,520 from $373,921 for the nine-month period ended September 30, 2010.  This decrease in net revenues of $63,401, or approximately 17.0%, over the prior period, is due primarily to a decrease in the number of contractors working for us.

Cost of revenues for the nine-month period ended September 30, 2011 decreased to $229,883 from $282,675 for the nine-month period ended September 30, 2010.  This decrease in cost of revenues of $52,792, or approximately 18.7%, over the prior period, is due primarily to an increase in margins we earned on the contractors working for us.

Total Costs and Expenses

Total costs and expenses for the nine-month period ended September 30, 2011 increased to $440,048 from $297,417 for the nine-month period ended September 30, 2010.  This increase in our total operating expenses of $142,631 resulted from a $156,067 charge for stock-based compensation in connection with the modification and revaluation of our outstanding common stock options.

General and administrative expenses for the nine-month period ended September 30, 2011 increased to $439,186 from $296,555 for the nine-month period ended September 30, 2010.  This increase in general and administrative expenses of $142,631 resulted from a $156,067 charge for stock-based compensation in connection with the modification and revaluation of our outstanding common stock options.

Other Income/Expenses

Interest expense for the nine-month period ended September 30, 2011 decreased to $17,581 from $20,078 for the nine-month period ended September 30, 2010.  This decrease in interest expense of $2,497, or approximately 12.4% over the prior period, is due primarily to the decrease in interest due on legal fees and our line of credit.

Operating and Net Losses

For the nine-month period ended September 30, 2011, we incurred an operating loss of $359,411 compared to an operating loss for the nine-month period ended September 30, 2010 of $206,171.  This increase in operating losses resulted from a $156,067 charge for stock-based compensation in connection with the modification and revaluation of our outstanding common stock options.

Net loss for the nine-month period ended September 30, 2011 increased to $376,917 from $226,249 for the nine-month period ended September 30, 2010. This increase in losses of $150,668 or 66.6% over the prior period resulted from a $156,067 charge for stock-based compensation in connection with the modification and revaluation of our outstanding common stock options.

Three months results of operations

Results of Operations for the Three Months Ended

	Three Months Ended
	September 30,
	2011		2010
		% of		% of	Change	Change
	$	Revenue	$	Revenue	$	%
REVENUES:
Contract	$90,559	100.00%	$148,543	100.00%	$(57,984)	-39.04%
COST OF REVENUES	65,956	72.83%	116,696	78.56%	(50,740)	-43.48%

Gross Margin	24,603	27.17%	31,847	21.44%	(7,244)	-22.75%

COSTS AND EXPENSES:
General and Administrative Expenses	240,914	266.03%	82,099	55.27%	158,815	193.44%
Depreciation and Amortization	287	0.32%	288	0.19%	(1)	-0.35%
Total Costs and Expenses	241,201	266.35%	82,387	55.46%	158,814	192.77%

Operating Income (Loss)	(216,598)	-239.18%	(50,540)	-34.02%	(166,058)	328.57%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	-	0.00%	-	0.00%	-	0.00%
Interest Expense	(5,906)	-6.52%	(14,171)	-9.54%	8,265	-58.32%
Net Other Expense	(5,906)	-6.52%	(14,171)	-9.54%	8,265	-58.32%
Loss before provision for income taxes	(222,504)	-245.70%	(64,711)	-43.56%	(157,793)	234.84%

Total provision for income taxes	-	0.00%	-	0.00%	-	0.00%

Net Loss	$(222,504)	-245.70%	$(64,711)	-43.56%	$(157,793)	234.84%

Gross Profit

For the three-month period ended September 30, 2011, we had a gross profit of $24,603 compared to a gross profit of $31,847 for the three-month period ended September 30, 2010.  This decrease in our gross profitability of $7,244, or approximately 22.7% over the prior period, is due primarily to reduced revenues.

Revenues for the three-month period ended September 30, 2011 decreased to $90,559 from $148,543 for the three-month period ended September 30, 2010.  This decrease in net revenues of $57,984, or approximately 39.0%, over the prior period, is due primarily to a decrease in the number of contractors working for us.

Cost of revenues for the three-month period ended September 30, 2011 decreased to $65,956 from $116,696 for the three-month period ended September 30, 2010.  This decrease in cost of revenues of $50,740, or approximately 43.5%, over the prior period, is due primarily to an increase in margins we earned on contractors working for us.

Total Costs and Expenses

Total costs and expenses for the three-month period ended September 30, 2011 increased to $241,201 from $82,387 for the three-month period ended September 30, 2010.  This increase in our total operating expenses of $158,814 resulted from a $156,067 charge for stock-based compensation in connection with the modification and revaluation of our outstanding common stock options.

General and administrative expenses for the three-month period ended September 30, 2011 increased to $240,914 from $82,099 for the three-month period ended September 30, 2010.  This increase in general and administrative expenses of $158,815 is approximately 193.4% over that of the prior period and resulted from a $156,067 charge for stock-based compensation in connection with the modification and revaluation of our outstanding common stock options.

Other Income/Expenses

Interest expense for the three-month period ended September 30, 2011 decreased to $5,906 from $14,171 for the three-month period ended September 30, 2010.  This decrease in interest expense of $8,265, or approximately 58.3% under the prior period, is due primarily to the decrease in interest due on legal fees and our line of credit.

Operating and Net Losses

For the three-month period ended September 30, 2011, we incurred an operating loss of $216,598 compared to an operating loss for the three-month period ended September 30, 2010 of $50,540.  This increase in operating losses resulted from a $156,067 charge for stock-based compensation in connection with the modification and revaluation of our outstanding common stock options.

Net loss for the three-month period ended September 30, 2011 increased to $222,504 from $64,711 for the three-month period ended September 30, 2010. This increase in losses of $157,793 or 243.8% over the prior period resulted from a $156,067 charge for stock-based compensation in connection with the modification and revaluation of our outstanding common stock options.

Liquidity and Capital Resources

As of September 30, 2011, we had a cash reserve of $2,369.  During the nine months ended September 30, 2011, we used cash in the amount of $141,572 in our operating activities.  During this period $125,000 of new funds were raised from the sale of common stock and another $25,000 was realized from the collection of an outstanding stock subscription receivable. We also received funds from related party borrowings of $11,200, paid down our bank loan by $12,225, and paid accrued preferred stock dividends in the amount of $13,440.

During the nine months ended September 30, 2011 and 2010, the Company’s summarized cash flow activities were as follows:

Cash flow activities

	Nine Months Ended
	September 30,
	2011	2010

Net cash provided by (used in) operating activities	$(141,572)	$(214,888)
Net cash provided by (used in) financing activities	135,535	85,216

INCREASE (DECREASE) IN CASH	(6,037)	(129,672)

CASH AT BEGINNING OF PERIOD	8,406	149,981

CASH AT END OF PERIOD	$2,369	$20,309

Internal Sources of Liquidity

For the nine months ended September 30, 2011, the funds generated from our operations were insufficient to fund our daily operations.  For the nine months ended September 30, 2011, we had a gross margin of $80,637, and we were thus unable to meet our operating expenses of $440,048 for the same period.  After accounting for our net other expenses (mostly interest expenses) of $17,506 for this period, we suffered a net loss of $376,917 for the period. We can provide no assurance that funds from our operations will increase sufficiently to meet the requirements of our daily operations in the future.  In the event that funds from our operations are insufficient to meet our expenses, we will need to seek other sources of financing to maintain liquidity.

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

The Company had previously used a $200,000 line of credit in order to meet our operating expenses of which $180,000 was drawn down and outstanding at December 31, 2009.  The interest rate on the credit line was 6.79%. In August 2010, the Company converted the line of credit to a bank loan which is collateralized by all the assets, including all receivables and property and equipment, of its wholly owned subsidiary company, Staf*Tek Services, Inc.  The bank loan agreement included the following provisions: (1) an agreement to provide insurance coverage for the collateralized assets in the amount of $180,000; (2) covenants to provide certain financial documents to the bank on a monthly and annual basis; and (3) an executed guarantee from St Joseph, Inc. The interest rate on the loan is 6.5% and the monthly principal and interest payment is $2,698.  The Company has incurred $8,294 in interest on this loan during the nine-month period ended September 30, 2011. A final balloon payment is due on the maturity date of August 31, 2013.  As of September 30, 2011, the bank loan agreement has not been executed and finalized by either party.  Accordingly, the bank loan balance of $162,009 as of September 30, 2011 ($174,234 as of December 31, 2010) has been classified as a current liability on the accompanying condensed, consolidated financial statements.  The Company continues to make the required payments according to the bank loan agreement and is current on the note as of September 30, 2011.

During the nine-month period ended September 30, 2011, we had a private offering in which we sold 250,000 shares of common stock to several accredited investors at a price of $0.50 per share for gross proceeds of $125,000.

We also borrowed $11,200 from an employee and an officer during the nine months ended September 30, 2011.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Gerald McIlhargey, and our Treasurer, Mr. Kenneth L. Johnson (collectively, the “Certifying Officers”).  Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, September 30, 2011, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Internal Control over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2011. Based upon this evaluation, our Certifying Officers have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed in a quarterly report on Form 10-QSB, filed with the SEC on November 20, 2006, on July 28, 2006, Zachary Karo, a former employee of StafTek Services, Inc. filed a lawsuit against the Company and its wholly owned subsidiary company Staf*Tek Services, Inc. in the district court in Tulsa County, Oklahoma, Case No. CJ 2006 04713, in connection with stock options allegedly granted to Mr. Karo. Mr. Karo alleged that he was granted an option to purchase up to 25,000 shares of the Company’s common stock at $0.10 per share but that management refused to issue Mr. Karo such shares upon his attempt to exercise of the alleged option.  In June 2010, Mr. Karo agreed to dismiss his lawsuit in consideration of a payment by the Company to Mr. Karo of $20,000 in cash and the issuance to him of 15,000 shares of common stock.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2011, we issued 100,000 shares of common stock to accredited investors in a private offering at a price of $0.50 per share for gross proceeds totaling $50,000. The shares were offered and sold by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. These shares were issued as restricted securities pursuant to Rule 144.

During the nine months ended September 30, 2011, the Company sold 250,000 shares of common stock to accredited investors in a private offering at a price of $0.50 per share for gross proceeds totlaing $125,000. No underwriters were used and no underwriting discounts or commissions were payable.  The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144. Of these shares sold in 2011, 20,000 were sold to an officer of the Company's subsidiary.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

SIGNATURES

Pursuant to the requirments of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JOSEPH, INC.

Date: November 14, 2011	By:	/s/ GERALD MCILHARGEY
Gerald McIlhargey, Chief Executive Officer