Form 10-K
period 2011-12-31
ST JOSEPH INC
filed 2012-03-30
CIK 1177135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ]  No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No  [X]

Based on the closing sale price of $0.62 of the registrant’s common stock on the last business day of our most recently second fiscal quarter, June 30, 2011, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold was $4,789,970.

As of March 30, 2012 there were 11,612,302 shares of the registrant’s Common Stock issued and outstanding.

ST. JOSEPH, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2011

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

Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to these differences or prove our forward-looking statements, by hindsight, to be overly optimistic or unachievable include, but are not limited to actual demand for our services, our ability to attract, train, and retain qualified staffing consultants (which includes our sales and recruiting staff), our ability to remain competitive in obtaining and retaining temporary staffing clients, the availability of qualified temporary information technology and other qualified contract professionals, our ability to manage our growth efficiently and effectively, continued performance of our information systems and the factors described in Item 1A of this Annual Report on Form 10-K under the Section titled ”Risk Factors.” Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this Annual Report on Form 10-K, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

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

Staf*Tek is primarily a regional professional service firm that provides experienced and highly qualified personnel who can demonstrate diversity, and flexibility in the work force. Staf*Tek has the ability to place candidates throughout the United States although the company has primarily focused its resources in the Oklahoma.

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

Staf*Tek maintains its own database of approximately 20,000 trained independent contract professionals as well as using the data bases of Dice and Monster. Once a professional is placed, he or she either becomes an employee of our Company or the client's employee.

Marketing and Recruiting

Staf*Tek markets its temporary and permanent staffing services to business clients as well as employment candidates. Marketing and recruiting directed to business clients and employment candidates consists primarily of yellow pages advertisements, classified advertisements, websites, internet job sites, trade shows and website promotion on the Internet.

We and our subsidiary company have registered the following domain names: getsmartonline.com, staftek.com and stjosephinc.com.

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

Major Clients

We are dependent on a small number of clients for all of our revenues and on one client for a significant percentage of our revenues. During our year ended December 31, 2011, approximately 88% of our revenues were derived from our largest client and all of our revenues were derived from a total of three clients.

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

Our independent certified public accountant's report on our financial statements for the fiscal years ended December 31, 2011 and 2010 contains an explanatory paragraph indicating that we have incurred recurring losses, and as of December 31, 2011, had negative working capital and a net capital deficiency. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our revenues and our total assets have declined precipitously over the last several years while our stockholder’s deficit has increased, creating doubt as to our ability to continue our operations or achieve profitability.

During our 2011 fiscal year, we had revenues of $467,907, down from $534,001 in our 2010 fiscal year, and down from $836,955 in our 2009 fiscal year. As of December 31, 2011 we had total assets of $86,553, down from $102,134 on December 31, 2010 and down from $225,156 on December 31, 2009. Over this period of time, our total stockholders’ deficit increased to $419,083 as of December 31, 2011, as compared to $374,571 as of December 31, 2010 and $248,498 as of December 31, 2009. These declines in our revenues and asset value, combined with our growing stockholders’ deficit create doubt that we will be able to remain in operation or achieve profitability. We have been relying primarily on funds raised from the sale of our shares in private placements and on our secured line of credit for operating capital. However, our declining business operations may increase the difficulty of raising additional funds. If we are unable to reverse these trends, we may go out of business, and our stockholders may lose their entire investment.

We may engage in a “reverse merger” acquisition, resulting in severe dilution to existing stockholders.

In the event we engage in a merger or acquisition, it is likely that the transaction will be structured as a” reverse merger” that would result in severe dilution to existing stockholders. In connection with any such reverse merger, our stock may be subject to a reverse stock split, and the value of our stockholder’s shares may be negatively impacted. We can provide no assurance that we will engage in any reverse merger, or any other merger or acquisition transaction.

If we default on our secured bank loan, the bank may foreclose on substantially all of our assets, putting us out of business.

We have an outstanding bank loan that is secured by substantially all of our assets. As of December 31, 2011, the outstanding balance on this loan was $155,020. The loan carries interest in the amount of 6.5% per annum. We must make monthly payments of principal and interest in the amount of $2,698 per month with a balloon payment in the amount of $115,406 coming due on August 31, 2013. In the event we default on this loan, the bank may foreclose on our assets. If any such foreclosure were to occur, we would not be able to continue operating.

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

88% of our revenues come from one client.

During our year ended December 31, 2011, approximately 88% of our revenues were derived from our largest client. The loss of this client or the decline in business from this client would have a material adverse effect on our revenues and profits. Accordingly, any events that create an adverse affect on this client’s operations or financial performance may also create a material adverse effect on our revenues and profits.

Our revenues are generated by only three clients.

At the present time, our revenues come from only three clients. The loss of any of these clients or the decline in business from any of these clients will have a material adverse effect on our revenues and profits.

Our common stock is subject to the SEC’s Penny Stock Regulations which may affect the liquidity for our stock, the ability of our stockholders to resell their shares through a broker-dealer, and their ability to obtain accurate price quotations.

Our common stock is subject to the SEC’s “penny stock” rules. These regulations define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, these rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to the broker-dealer and the registered underwriter, current quotations for the securities, information on the limited market in penny stocks and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealers’ presumed control over the market. In addition, the broker-dealer must obtain a written statement from the customer that such disclosure information was provided and must retain such acknowledgment for at least three years. Further, monthly statements must be sent disclosing current price information for the penny stock held in the account. The penny stock rules also require that broker-dealers engaging in a transaction in a penny stock make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the purchase. The foregoing rules may materially and adversely affect the liquidity for the market of our common stock, if any such public market develops. Such rules may also affect the ability of broker-dealers to sell our common stock in any such public market, the ability of holders of such securities to obtain accurate price quotations and may therefore impede the ability of holders of our common stock to sell such securities in the secondary market.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2. PROPERTIES

We lease approximately 2,286 square feet of office space from a non-affiliated third party at 4870 South Lewis, Suite 250, Tulsa, OK 74105. Our monthly lease payment is $2,667. The lease commenced May 1, 2004 and expires April 30, 2012.

ITEM 3. LEGAL PROCEEDINGS

On or about January 24, 2012, our subsidiary, Staf*Tek Services, Inc. was served notice that Danny McGowan, a former employee hired and assigned to work for Staf*Tek's client as a contractor, filed a lawsuit against Staf*Tek Services, Inc. and it's client in the district court in Tulsa County, Oklahoma, Case No. CJ-2011-7039, in connection with a wrongful termination complaint. Mr. McGowan alleges that he was terminated after one month of employment, but feels he had a guaranteed contract for six months. The wording in his employment agreement that he identifies as guaranteeing his employment for six months was inserted at the request of Staf*Tek's client.

Staf*Tek's client terminated Mr. McGowan for performance issues after one month of employment. Mr. McGowan filed a lawsuit against Staf*Tek and the client and subsequently filed a motion for default judgement, which was granted by the judge. On March 9, 2012, Stat*Tek Services, Inc. filed a motion to vacate the default judgement and requested a new trial. Staf*Tek has engaged counsel and intends to vigorously defend this action. As of this date the client that terminated Mr. McGowan still has not been served the lawsuit by Mr. McGowan's counsel. Mr. McGowan is seeking damages against Staf*Tek in an amount in excess of $75,000. Management deems the suit to be without merit and the costs of defending against the complaint could be substantial.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol STJO.OB.

The following table shows the high and low bid information for our common stock for each quarter during 2010 - 2011.

QUARTER	LOW BID	HIGH BID

Quarter ending December 31, 2011	$0.57	$1.00

Quarter ending September 30, 2011	$0.62	$1.08

Quarter ending June 30, 2011	$0.27	$0.63

Quarter ending March 31, 2011	$0.45	$0.62

Quarter ending December 31, 2010	$0.50	$0.60

Quarter ending September 30, 2010	$0.51	$0.70

Quarter ending June 30, 2010	$0.65	$0.85

Quarter ending March 31, 2010	$0.40	$0.84

The above information was obtained from the NASD. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. There is currently no public trading market for our preferred stock.

As of December 31, 2011, representing the last trading day of our most recently completed fiscal quarter, there were 11,612,302 shares of common stock issued and outstanding, held by approximately 355 shareholders of record. Within the holders of record of our common stock are depositories, such as Cede & Co., that hold shares of stock for several brokerage firms which, in turn, hold shares of stock for a multitude of additional beneficial owners. Accordingly, it is impossible for us to determine exactly how many beneficial stockholders we actually have. As of December 31, 2011, there were 5,708 shares of our Series A Convertible Preferred Stock issued and outstanding, held by one shareholder of record.

As of December 31, 2011, there were 460,000 outstanding options or warrants to purchase shares of common stock and 5,708 outstanding shares of Series A Preferred Stock convertible into shares of the Company's Common Stock. The options may be converted into common shares at a weighted average exercise price of $1.05 per share and the preferred shares may be converted into common shares on a one for one basis.

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

Recent Sales of Unregistered Securities

Set forth below is information regarding the sale of equity securities during the year ended December 31, 2011 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), and which were not previously disclosed either in a quarterly report on Form 10-Q or on a current report on Form 8-K:

In a private placement during the year ended December 31, 2011, the Company sold 440,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $220,000. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144. Of these shares sold in 2011, 20,000 were sold to an officer of the Company's subsidiary.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

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

Overview

For the year ended December 31, 2011, we generated revenues of $467,907, which is significantly less than the $534,001 we generated in the year ended December 31, 2010. The decrease is primarily due to the decrease in revenues from the loss in Staf*Tek’s contracted employees whom either fulfilled their contracts or were laid off. For the year ending December 31, 2011, Staf*Tek's total service revenues decreased by $66,094, when compared to the total service revenues for 2010.

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

Since inception the Staf*Tek business has been the recruiting and the placement of professional technical personnel on a temporary and permanent basis in the Tulsa, Oklahoma area. Staf*Tek assists its clients with projects that require specialized expertise ranging from multiple platform systems integration to end-user support, including specialists in programming, networking, systems integration, database design and help desk support, as well as providing qualified candidates in senior and entry level finance and accounting.

Results of Operations for the Twelve Months Ended December 31, 2011 and 2010

					Change	Change
	December 31, 2011		December 31, 2010		$	%

Net Revenues	$467,907	100.0%	$534,001	100.0%	$(66,094)	-12.38%
Cost of Revenues	342,470	73.19%	403,291	75.52%	(60,821)	-15.08%

Gross Margin (loss)	125,437	26.81%	130,710	24.48%	(5,273)	-4.03%

Operating Expenses:
Selling, General and Administrative Expenses	544,240	116.31%	355,396	66.55%	188,844	53.14%
Depreciation and Amortization	1,149	0.25%	1,149	0.22%	-	0.00%
Total Operating Expenses	545,389	116.56%	356,545	66.77%	188,844	52.96%

Income (Loss) from Operations	(419,952)	-89.75%	(225,835)	-42.29%	(194,117)	85.96%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	75	0.02%	(30,500)	-5.71%	30,575	-100.25%
Interest Expense	(25,701)	-5.49%	(27,738)	-5.19%	2,037	-7.34%

Net Other Expense	(25,626)	-5.48%	(58,238)	-10.91%	32,612	-56.00%

Loss before provision for income taxes	(445,578)	-95.23%	(284,073)	-53.20%	(161,505)	56.85%

Provision for Income Taxes	-	0.00%	-	0.00%	-	0.00%

Net Income (Loss)	(445,578)	-95.23%	(284,073)	-53.20%	(161,505)	56.85%

Benefit from tax loss carryforward	-	0.00%	-	0.00%	-	0.00%

Net Income (Loss)	$(445,578)	-95.23%	$(284,073)	-53.20%	$(161,505)	56.85%

Net Revenues

Net Revenues for the twelve months ended December 31, 2011 decreased to $467,907 from $534,001 for the twelve months ended December 31, 2010. The decrease in net revenues of 66,094 or approximately 12%, over the 2010 period is due primarily to decreased revenues generated by the loss of contracted employees and a decrease in hiring due to economic conditions since the prior period.

Cost of Revenues

Cost of Revenues for the twelve months ended December 31, 2011 decreased to $342,470 from $403,291 for the twelve months ended December 31, 2010. The overall decrease in cost of revenues of $60,821, or approximately 15%, over the 2011 period is directly attributable to the cost associated with the decrease in number of newly contracted employees described above.

Gross Margin

The overall gross margin for the twelve months ended December 31, 2011 decreased to $125,437 from $130,710 for the twelve months ended December 31, 2010. The overall decrease in gross margin of $5,273 or approximately 4% over the 2011 period is directly attributable to increased costs in hiring and retaining our newly contracted employees.

Operating Expenses

Total operating expenses for the twelve months ended December 31, 2011 increased to $545,389 from $356,545 for the twelve months ended December 31, 2010. Reasons for the overall increase in operating expenses of $188,844 or approximately 53%, over the 2010 period is covered below in our discussions of General and Administrative Expenses and Stock-Based Compensation.

General and Administrative Expenses

General and administrative expenses for the twelve months ended December 31, 2011 increased to $544,240 from $355,396 for the twelve months ended December 31, 2010. The increase in general and administrative expenses of $188,844 or approximately 53%, over the 2010 period is due primarily to the $156,067 charge resulting from the modification of stock options.

Stock-Based Compensation – Modification of Common Stock Options

On August 10, 2011 the Company's board of directors extended the deadline for the exercise of the 460,000 stock options outstanding by one year, from August 24, 2011 to August 24, 2012. The extension was considered a modification of the original stock options. Accordingly, the Company re-valued the stock options, which resulted in a charge to stock-based compensation totaling $156,067.

Total Operating Income and Losses

Total operating losses for the twelve months ended December 31, 2011 increased to $419,952 from operating losses of $225,835 for the twelve months ended December 31, 2010. The overall increase in operating losses of $194,117 or approximately 86% over the 2010 period is primarily due to the reduction in gross margin and $156,067 charge resulting from the modification of stock options.

Net Other Expenses

Net other expenses for the twelve months ended December 31, 2011 decreased to $25,626 from $58,238 for the twelve months ended December 31, 2010. The overall decrease in our other expenses of $32,612, or approximately 56% over the 2010 period is primarily due to a decrease in expense during 2010.

Interest Expense

Interest expense for the twelve months ended December 31, 2011 decreased to $25,701 from $27,738 for the twelve months ended December 31, 2010. The overall decrease in our interest expense of $2,037 or approximately 7% over the 2010 period is due primarily to the decrease of interest bearing debt.

Net Loss

Net loss for the twelve months ended December 31, 2011 increased to $445,578 from $284,073 for the twelve months ended December 31, 2010. This increase in net loss of $161,505 or approximately 57% over the 2010 period is due primarily to the $156,067 charge resulting from the modification of stock options.

Liquidity and Capital Resources

	December 31, 2011	December 31, 2010
Net cash used in operating activities	$(236,955)	$(265,117)
Net cash provided by investing activities	$-	$-
Net cash provided by financing activities	$231,358	$123,542

General

For the twelve months ended December 31, 2011, we had negative cash flows resulting from $236,955 of cash used in our operating activities and $231,358 of cash provided by our financing activities. Accordingly, for the twelve months ended December 31, 2011, our funds from operations were not sufficient to cover our daily operations as further explained below.

Cash Flows from Operating Activities

Net cash used in our operating activities of $236,955 for the twelve months ended December 31, 2011 was primarily attributable to the net loss and partially offset by depreciation and stock-based compensation expenses, increases in accounts receivable, accounts payable and accrued liabilities.

Cash Flows from Investing Activities

Net cash used in our investing activities of $0 for the twelve months ended December 31, 2011.

Cash Flows from Financing Activities

Net cash provided by our financing activities of $231,358 for the twelve months ended December 31, 2011 primarily from proceeds of common stock sales and related party loans.

Internal Sources of Liquidity

For the twelve months ended December 31, 2011, the revenues generated from our operations were insufficient to fund our daily operations. Gross profit for fiscal year 2011 was $125,437, which was insufficient to meet our operating expenses of $545,389 for the same period. There is no assurance that funds from our future operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

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

As of December 31, 2011, we have debt in the total aggregate amount of $192,720, as summarized in Notes 2 and 4 to the financial statements. This debt was incurred to pay our operating costs, compliance costs and legal fees. Of this debt, as of December 31, 201, $155,020 represented the balance of a bank loan which is secured by all of our assets. This bank loan carries interest of 6.5% per annum and requires monthly payment of $2,698 per month with a balloon payment in the amount of $115,406 coming due on August 31, 2013. In the event we default on this loan, the bank may foreclose on our assets.

During the year ended December 31, 2011, we sold 440,000 shares of our common stock to 12 accredited investors at a price of $0.50 per share for gross proceeds of $220,000.

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

Preferred A Stock Dividends

Our Series A Shares have a stated value of $3.00 per share. Each holder of Series A Shares is entitled to receive a dividend equal 6.75% of the stated value of the Series A Shares payable on each anniversary of the date of issuance of such shares. The Company paid $16,128 in Series A dividends during the year ending December 31, 2011 leaving an accrued balance in the amount of $42,047, of which $21,504 was due as of December 31, 2011. The Series A dividend payments schedule was determined from a settlement agreement, as disclosed in an 8-K released on May 9, 2010.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Financial Statements and supplementary data are included beginning immediately following the signature page to this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011 and had concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting during the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management performed an assessment as of December 31, 2011 of the effectiveness of our internal controls over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and concluded that our internal control over financial reporting was effective as of December 31, 2011.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following information sets forth the names of the directors, executive officers, promoters control persons of the Company, their present positions with the Company, and their biographical information.

Name	Age	Position(s) Held	Date Service Began
Gerald McIlhargey	64	President, Chief Executive Officer and Director	March 2004
Kenneth L. Johnson	52	Secretary, Treasurer and Director	April 2000
Bruce Schreiner	57	Director	October 2003
Donal Ford	56	Director	August 2006
Maureen O’Brien	63	Director	August 2006
John Blackmon	56	President of Staf*Tek Services Inc.	June 2004

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

Kenneth L. Johnson – Mr. Johnson has been a Director and Secretary/Treasurer of the Company since April of 2000. Mr. Johnson has been the Secretary/Treasurer and Director of Staf*Tek from December of 2003, to the present. For the past nine years, Mr. Johnson has been employed as a senior support representative with College Bookstore Management Systems (CMBS), a division of Nebraska Book Co., Inc., a provider of point of sale and inventory control computer software for the college bookstore industry. Mr. Johnson is involved in product development, customer support and training. Mr. Johnson graduated from Hastings College in 1985, earning a Bachelor of Arts Degree in Business Administration.

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

Donal Kent Ford – Mr. Ford has been a Director of the Company since August 24, 2006. For the past ten years Mr. Ford has been President of Pinnacle Financial Services, Inc., a third party administrator for pension and profit-sharing plans located in Lantana, FL. Mr. Ford is a Credentialed Member of the American Society of Pension Actuaries and is actively involved in the South Florida Benefits Council. Mr. Ford has a Bachelor of Science in Business Administration from the University of Florida and a Doctor of Chiropractic from Life University. He is also a Certified Pension Consultant with the American Society of Pension Professionals and Actuaries.

Maureen O’Brien – Ms. O’Brien has been a Director of the Company since August 24, 2006. For the past seven years Ms. O'Brien has worked as Executive Assistant to David Core, CEO of Pinnacle Financial Services, Inc. For seven years prior to that Ms. O'Brien specialized in startup ventures with Real Applications, Inc. which included integrating an acquired programming services company.

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

Involvement in Certain Legal Proceedings

During the last ten years, none of our Directors, persons nominated to become Directors, or executive officer were subject to any of the following events material to an evaluation of the ability or integrity of any such person:

●	A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

●	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

●	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

●	Engaging in any type of business practice; or

●	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

●	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) Item 401 of Regulation S-K, or to be associated with persons engaged in any such activity;

●	Such person was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission (the “Commission”) to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

●	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

●	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

●	Any Federal or State securities or commodities law or regulation; or

●	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

●	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board of Directors; Meetings

During the year ended December 31, 2011, the Board met four times. During fiscal year 2011, no director attended fewer than 75% of the aggregate number of meetings of the Board and committees on which such director served.

The Board has two standing committees, the Audit Committee and the Compensation Committee. The Board does not have a separate Nominating Committee and performs all of the functions of that committee.

The Audit Committee

The Audit Committee has as its primary responsibilities the appointment of the independent auditor for the Company, the pre-approval of all audit and non-audit services, and assistance to the Board in monitoring the integrity of our financial statements, the independent auditor's qualifications, independence and performance and our compliance with legal requirements. The Audit Committee has adopted a written charter, which was mailed to its shareholders in 2006. During the year ended December 31, 2011, the Audit Committee met one time. Bruce Schreiner, Donal Ford, and Maureen O’Brien are the current members of the Audit Committee.

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

Compensation Committee

The Compensation Committee recommends to the Board annual salaries for senior management and reviews all company benefit plans. During the year ended December 31, 2011, the Compensation Committee met one time and reviewed the compensation of all St. Joseph employees. The current members of the Compensation Committee are Bruce Schreiner, Kenneth Johnson, and Donal Ford.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than 10% of our Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and persons who are the beneficial owners of more than 10% of the common stock of the Company are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon review of the copies of such reports furnished to us during, and with respect to, the fiscal year ended December 31, 2011 or any written representations we received from a director, officer, or beneficial owner of more than 10% of our common stock that no other reports were required during that period, we believe that, for the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to our reporting persons were met.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The code of ethics can be viewed on our website: www.stjosephinc.com.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers during 2009, 2010 and 2011:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Com- pensation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Gerald	2009	-	-	-	-	-	-	-	-
McIlhargey	2010	-	-	-	-	-	-	-	-
President, CEO and Director	2011	-	-	-	$33,928	-	-	-	-

Kenneth L.	2009	-	-	-	-	-	-	-	-
Johnson,	2010	-	-	-	-	-	-	-	-
Secretary, Treasurer and Director	2011	-	-	-	$8,482	-	-	-	-

John	2009	$81,000	-	-	-	-	-	-	$81,000
Blackmon,	2010	$77,000	-	-	-	-	-	-	$77,000
President of Staf*Tek Services, Inc.	2011	$77,000	-	-	$16,964	-	-	-	$77,000

Compensation Summary

Gerald McIlhargey. Mr. McIlhargey was appointed President and Chief Executive Officer of our Company on May 17, 2006. Mr. McIlhargey has served as a Director of our Company since March of 2004. We do not have an employment agreement with Mr. McIlhargey and he is not receiving any compensation for serving as our Acting President. On August 24, 2006, he received options to purchase 100,000 shares of our common stock for agreeing to serve as a Director on our Board. The options have an exercise price of $1.05 per share and expire on August 24, 2012.

Kenneth L. Johnson. We do not have an employment agreement with Mr. Johnson and he is not receiving any compensation for serving as our Secretary and Treasurer. On August 24, 2006, he received options to purchase 50,000 shares of our common stock for agreeing to serve as a Director on our Board. In December 2009 Mr. Johnson exercised 25,000 options. His remaining 25,000 options have an exercise price of $1.05 per share and expire on August 24, 2012.

John Blackmon. Mr. Blackmon is the President of our wholly-owned subsidiary, Staf*Tek Services, Inc. We do not have an employment agreement with Mr. Blackmon. He receives an annual salary of $77,000 as compensation for serving as Staf*Tek Services, Inc.’s President. On August 24, 2006, he received options to purchase 50,000 shares of our common stock for agreeing to serve as President of Staf*Tek Services, Inc. The options have an exercise price of $1.05 per share and expire on August 24, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL-END

The following table provides information concerning equity awards as of our 2011 fiscal year end, December 31, 2011, held by each of our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options (#)	Option Exercise Price ($)	Option Expira- tion Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Gerry McIlhargey	100,000	-	-	$1.05	August 24, 2012	-	-	-	-

Kenneth L. Johnson	25,000	-	-	$1.05	August 24, 2012	-	-	-	-

John Blackmon	50,000	-	-	$1.05	August 24, 2012	-	-	-	-

Director Compensation

The directors receive no annual compensation other than the options they received for serving on the board of directors of St. Joseph; however, they are reimbursed for out-of-pocket expenses incurred in connection with the Company's business.

On August 24, 2006 each of the directors listed below received fully vested options to purchase up to 50,000 shares of our common stock for agreeing to serve as our Directors. The options have an exercise price of $1.05 and expire on August 24, 2012. All of these options were still outstanding and unexercised as of December 31, 2011.

As shown by the following table, none of our directors who are not executive officers received any compensation during our fiscal year ended December 31, 2011:

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Bruce Schreiner	-	-	$16,964	-	-	-	-

Donal Ford	-	-	$16,964	-	-	-	-

Maureen O’Brien	-	-	$16,964	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is disclosed in Item 5 under “Equity Compensation Plans.”

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 30, 2012 based on information obtained from the persons named below, with respect to the beneficial ownership of our common and preferred stock by (i) each person (including groups) known to us to be the beneficial owner of more than 5 percent of our common stock, and (ii) each Director and Officer, and (iii) all Directors and Officers of the Company, as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

Name of Beneficial Owner (1)	Number of Shares of Common Stock (2)		Percent Outstanding	Number of Shares of Series A Preferred Stock (2)	Percent Outstanding
Gerald McIlhargey, President, Chief Executive Officer and Director	889,923	(3)	7.66%	0	0%

Kenneth L. Johnson, Secretary, Treasurer and Director	150,000	(4)	1.29%	0	0%

Bruce Schreiner, Director	50,000	(5)	0.43%	0	0%

Maureen O’Brien, Director	75,000	(5)	0.65%	0	0%

Donal Ford, Director	75,000	(5)	0.65%	0	0%

John Blackmon, President of Staf*Tek Services, Inc.	109,954	(5)	0.95%	0	0%

All Executive Officers and Directors as a Group (5 individuals)	1,319,877		11.63%	0	0%

Hong Kong Base, Ltd. (6)	1,450,000		12.49%	0	0
Desert Projects, Inc. (7)	1,116,667		9.62%	0	0
Camille Quinn	8,994	(8)	0.03%	5,708	100%

(1)	The address for Messrs. McIlhargey, Johnson, Schreiner, Ford, Ms. O’Brien and Mr. Blackmon is: c/o St. Joseph, Inc., 4870 S. Lewis, Suite 250, Tulsa, Oklahoma 74105. The address for Hong Kong Base, Ltd. is Unit C, 26th Floor, CNT Tower, 338 Hennessey Road, Wanchai, Hong Kong, China. The address for Desert Projects, Inc. is 73-185, Suite D, Highway 111, Palm Desert, California, 92260. The address for Ms. Bell is Route 1 Box 650, Haskell, Oklahoma 74436. The address for Ms. Quinn is 5800 E. Skelly Drive, Suite 1230, Tulsa, OK 7413. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Based upon 11,612,302 shares of common stock and 5,702 shares of Series A Preferred Stock issued and outstanding on March 30, 2012. Percentages are rounded to the nearest one hundredth of a percent. As required by Item 403 of Regulation S-B, calculated on the basis of the amount of outstanding securities plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. The percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)	Includes fully vested options to purchase 100,000 shares of our common stock at an exercise price of $1.05 per share.

(4)	Includes fully vested options to purchase 25,000 shares of our common stock at an exercise price of $1.05 per share.

(5)	Includes fully vested options to purchase 50,000 shares of our common stock at an exercise price of $1.05 per share.

(6)	Hong Kong Base Ltd is a corporation organized under the laws of Hong Kong and is beneficially owned by Yvonne Chun Siu Fun.

(7)	Desert Projects, Inc. is a corporation organized under the laws of the State of Nevada and is beneficially owned by James Ralph Houston.

(8)	Includes 5,708 shares of common stock, which would be issuable on conversion of the 5,702 shares of Series A Preferred Stock held by Ms. Quinn.

Equity Compensation Plans

The following table sets forth information as of December 31, 2011 with respect to compensation plans under which we are authorized to issue shares of our common stock, aggregated as follows:

o all compensation plans previously approved by security holders; and

o all compensation plans not previously approved by security holders.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	460,000	(1)	$1.05	640,000

Equity compensation plans not approved by security holders	0		0	0

Total	460,000		$1.05	640,000

(1)	On August 24, 2006, we adopted our 2006 Stock Option Plan, which reserved 1,125,000 shares of our common stock for issuance pursuant to the plan. On August 24, 2006, our Board of Directors granted stock options to our officers, directors and employees pursuant to the plan to purchase 410,000 share of our common stock at an exercise price of $1.05 per share and a term that ends on August 24, 2012, which were all deemed effective on August 24, 2006. 25,000 of these stock options were exercised. On December 1, 2010, a further 75,000 options were granted which will expire on August 24, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than disclosed below, none of the directors or executive officers of the Company nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of the Company, nor any promoter of the Company, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of the Company’s 2011 fiscal year or in any presently proposed transaction which, in either case, has or will exceed one percent of the average of the Company’s total assets at year end for the last two completed fiscal years. The Company has not entered into transactions with any member of the immediate families of the foregoing persons, nor is any such transaction proposed

Gerald McIlhargey

COLEMC Investments, LTD., a Canadian company owned by Gerry McIlhargey, President and Director of the Company, has advanced the Company a total of $21,000 for working capital in exchange for a promissory note. The note matured on December 31, 2011 and does not bear any interest. $5,000 was advanced to the Company during the second quarter of 2011 on June 10, 2011. Previously, $5,000 was advanced on September 23, 2009; $5,000 was advanced on November 4, 2009; and $6,000 was advanced on October 13, 2010. At December 31, 2011 and 2010, the amount due to this affiliated entity totaled $21,000 and $16,000, respectively.

John Blackmon

During the year ended December 31, 2011, John Blackmon, President of StafTek Services, Inc. purchased 20,000 shares of our common stock in a private placement for $0.50 per share.

During the year ended December 31, 2010, John Blackmon, President of StafTek Services, Inc. purchased 10,000 shares of our common stock in a private placement for $0.50 per share.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

We appointed the accounting firm of Cordovano and Honeck, LLP, located at 88 Inverness Circle East, Building M-103, Englewood, Colorado 80112, to serve as our independent auditors for the fiscal years ended December 31, 2010 and 2009. On September 2, 2011, we appointed Borgers and Cutler CPAs PC, located at 2727 Bryant Street, Suite 104, Denver, CO 80211, to serve as our independent auditor for the fiscal years ended December 31, 2011. During our fiscal years 2011and 2010, accrued fees owed to Cordovano and Honeck, LLP and Borgers and Cutler CPA’s PC are as follows:

Audit Fees

2011	2010

$43,705.00	$31,092.00

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

Tax Fees

2011	2010

$0.00	$0.00

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2011	2010

$0.00	$0.00

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT NO.	DESCRIPTION OF DOCUMENT

2.1 (5)	Agreement of Share Exchange and Purchase and Sale dated January 2, 2004 between St. Joseph, Inc. and Phyllis L. Bell, and Paul D. Aelmore and Staf-Tek Services, Inc.

3.1 (1)	Articles of Incorporation of Pottery Connection, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on January 19, 2001.

3.3 (5)	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on November 6, 2003.

3.4 (6)	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on September 29, 2006.

3.5 (7)	Articles of Amendment to the Articles of Incorporation filed with the Colorado Secretary of State on May 18, 2007.

3.6 (7)	Articles of Amendment to the Articles of Incorporation filed with the Colorado Secretary of State on May 23, 2007.

3.5 (3)	Bylaws of St. Joseph, Inc. (formerly known as Pottery Connection, Inc.)

4.1 (1)	Specimen form of St. Joseph’s stock certificate for shares of its common stock.

4.2 (10)	2006 Stock Option Plan.

10.1 (3)	Exclusive Agreement between St. Joseph Energy, Inc. and David Johnson.

10.2 (2)	Form of User Agreement for St. Joseph, Inc.

10.3 (9)	Promissory Note dated June 16, 2005 for $96,000 issued by St. Joseph, Inc. to John H. Simmons.

10.4 (9)	Promissory Note dated December 28, 2006 for $25,000 issued by Staf*Tek Services, Inc. to Gerry McIlhargey.

10.5 (8)	Form of Letter Agreement for conversion of Series B Stock to common stock on December 31, 2007.

10.6 (8)	Form of Letter Agreement for conversion of promissory notes to common stock on December 31, 2007.

14.1 (9)	Code of Ethics.

21.1 (9)	Subsidiaries of St. Joseph, Inc.

31.1*	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed herewith

(1)	Filed on July 23, 2002 as an exhibit to St. Joseph’s registration statement on Form 10SB and incorporated herein by reference.

(2)	Filed on April 15, 2003 as an exhibit to St. Joseph’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(3)	Filed on June 3, 2003 as an exhibit to St. Joseph’s amendment to registration statement on Form 10SB12G/A and incorporated herein by reference.

(4)	Filed on April 15, 2004 as an exhibit to St. Joseph’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference.

(5)	Filed on May 5, 2004 as an exhibit to St. Joseph’s report on Form 8-K dated April 30, 2004 and incorporated herein by reference.

(6)	Filed on November 20, 2006 as an exhibit to St. Joseph’s quarterly report on Form 10-QSB for the quarterly period ended September 30, 2006 and incorporated herein by reference.

(7)	Filed on May 23, 2007 as an exhibit to St. Joseph’s report on Form 8-K dated May 18, 2007 and incorporated herein by reference.

(8)	Filed on January 28, 2008 as an exhibit to St. Joseph’s report on Form 8-K dated December 31, 2007 and incorporated herein by reference.

(9)	Filed on April 20, 2007 as an exhibit to St. Joseph’s amendment 1 to annual report on Form 10-KSB for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(10)	Filed on August 3, 2006 as an exhibit to St. Joseph’s proxy statement on Schedule and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

St. Joseph, Inc.

By:	/s/Gerry McIlhargey
Gerry McIlhargey, President and Chief Executive Officer

/s/Kenneth L. Johnson
Kenneth L. Johnson,
Secretary-Treasurer and Director

Dated: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/Gerry McIlhargey	March 30, 2012
Gerry McIlhargey, President,
Chief Executive Officer and
Director

/s/Kenneth L. Johnson	March 30, 2012
Kenneth L. Johnson,
Secretary-Treasurer and Director

/s/Bruce Schreiner	March 30, 2012
Bruce Schreiner, Director

/s/Donal Ford	March 30, 2012
Donal Ford, Director

/s/Maureen O’Brien	March 30, 2012
Maureen O’Brien, Director

ST. JOSEPH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of St. Joseph, Inc.:

We have audited the accompanying balance sheets of St. Joseph, Inc. (“the Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Joseph, Inc., as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Borgers & Cutler CPA’s PLLC

Borgers & Cutler CPA’s PLLC

Denver, CO

March 30, 2012

ST. JOSEPH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash	$2,809	$8,406
Accounts receivable, net of allowance for doubtful accounts of $2,208 and $2,208, respectively	81,441	90,276

Total current assets	84,250	98,682

Property and equipment, net of accumulated depreciation of $153,053 and $151,904, respectively	1,073	2,222
Deposits	1,230	1,230

Total Assets	$86,553	$102,134

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$253,451	$214,106
Accrued liabilities	17,418	14,190
Accrued preferred dividend	42,047	58,175
Notes payable:
Bank loan, current maturities (Note 4)	25,908	174,234
Advance from officer (Note 2)	16,700	—
Loan from officer (Note 2)	21,000	16,000

Total current liabilities	376,524	476,705

LONG-TERM DEBT:
Bank loan, less current maturities	129,112	—

Total liabilities	505,636	476,705

STOCKHOLDERS' DEFICIT (Note 7):
Stock subscription receivable	—	(25,000)
Preferred stock, Series A, $0.001 par value. 25,000,000
shares authorized, 5,708 shares issued and outstanding	6	6
Common stock, $0.001 par value; 100,000,000 shares authorized,
2011 - 11,612,302 and 2010 - 11,172,302 issued and outstanding respectively	11,612	11,172
Additional paid-in capital	2,681,693	2,306,066
Retained deficit	(3,112,394)	(2,666,815)

Total Stockholders' Deficit	(419,083)	(374,571)

Total Liabilities and Stockholders' Deficit	$86,553	$102,134

The accompanying footnotes are an integral part of these financial statements

ST. JOSEPH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2011	2010

REVENUES:	$467,907	$534,001

COST OF REVENUES	342,470	403,291

Gross Margin	125,437	130,710

COSTS AND EXPENSES:
General and Administrative Expenses	544,240	355,396
Depreciation and Amortization	1,149	1,149
Total Costs and Expenses	545,389	356,545

Operating Income (Loss)	(419,952)	(225,835)

OTHER INCOME AND (EXPENSE):
Other Income (expense)	75	(30,500)
Interest Expense	(25,701)	(27,738)

Net Other Expense	(25,626)	(58,238)

Loss before provision for income taxes	(445,578)	(284,073)

PROVISION FOR INCOME TAXES:
Provision for Federal income tax	-	-
Provision for State income tax	-	-

Total provision for income taxes	-	-

Loss before benefit from tax loss carryforward	(445,578)	(284,073)

Benefit from tax loss carryforward	-	-

Net Loss	$(445,578)	$(284,073)

Loss applicable to common stockholders	$(445,578)	$(284,073)

Basic and diluted loss per common share	$(0.039)	$(0.026)

Weighted average common shares outstanding	11,359,918	10,958,080

The accompanying footnotes are an integral part of these financial statements

ST. JOSEPH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock-Series A		Common Stock		Additional Paid-in	Retained	Subscription
	Shares	Par value	Shares	Par value	Capital	Deficit	Receivable	Total
Balance December 31, 2009	5,708	$6	10,812,302	$10,812	$2,123,426	$(2,382,743)	$-	$(248,499)

Stock Subscription receivable	-	-	50,000	50	24,950	-	(25,000)	-
Sale of common stock @ $0.50 per share	-	-	295,000	295	147,205	-	-	147,500
Common stock issued @ $0.70 per share to settle lawsuit	-	-	15,000	15	10,485	-	-	10,500
Net loss for the year ended December 31, 2010	-	-	-	-	-	(284,073)	-	(284,073)

Balance December 31, 2010	5,708	6	11,172,302	11,172	2,306,066	(2,666,815)	(25,000)	(374,571)

Collection of stock subscription receivable	-	-	-	-	-	-	25,000	25,000
Sale of common stock @ $0.50 per share	-	-	440,000	440	219,560	-	-	220,000
Modification of stock options	-	-	-	-	156,067	-	-	156,067
Net loss for the year ended December 31, 2011	-	-	-	-	-	(445,578)	-	(445,578)

Balance December 31, 2011	5,708	$6	11,612,302	$11,612	$2,681,693	$(3,112,394)	$-	$(419,083)

The accompanying footnotes are an integral part of these financial statements

ST. JOSEPH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended
	December 31,
	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$(445,578)	$(284,073)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,149	1,149
Stock-based compensation	156,067	—
Lawsuit settlement for common shares	—	10,500
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	8,835	(19,702)
Increase/(decrease) in accounts payable	39,345	23,899
Increase/(decrease) in accrued liabilities	3,227	3,110

Net cash provided by (used in) operating activities	(236,955)	(265,117)

INVESTING ACTIVITIES
INVESTING ACTIVITIES	—	—

FINANCING ACTIVITIES
Repayment on bank loan	(19,214)	(5,766)
Receipt of stock subscription receivable	25,000	—
Proceeds from related party	16,700	—
Proceeds from officer loan and notes payable	5,000	6,000
Payments on preferred stock dividends	(16,128)	(24,192)
Proceeds from sale of common stock	220,000	147,500

Net cash provided by (used in) financing activities	231,358	123,542

INCREASE (DECREASE) IN CASH	(5,597)	(141,575)

CASH AT BEGINNING OF PERIOD	8,406	149,981

CASH AT END OF PERIOD	$2,809	$8,406

SUPPLEMENTAL NON-CASH INVESTING AND
FINANCING INFORMATION:
Conversion of bank line of credit into loan	$—	$180,000

SUPPLEMENTAL INFORMATION:
Cash paid for taxes	$—	$—
Cash paid for interest	$10,964	$11,913

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

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2011 and 2010 include the activities of St. Joseph, Inc. and its wholly-owned subsidiary, Staf*Tek Services, Inc. (“Staf*Tek”). All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net stockholders' deficiency at December 31, 2011 and 2010. In our financial statements for the fiscal years ended December 31, 2011 and 2010, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

Cash Equivalents and Fair Value of Financial Instruments

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2011 and 2010.

The carrying amounts of cash, receivables and current liabilities approximate fair value due to the short-term maturity of the instruments.

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

ST. JOSEPH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 1:	Quoted prices in active markets for identical assets or liabilities.
Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuations of the majority of the assets are considered Level 1 fair value measures under ASC 820.

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

Impairment and Disposal of Long-lived Assets

The Company evaluates the carrying value of its long-lived assets when indicators of impairment are present. Impairment is assessed when the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairments recognized for the years ended December 31, 2011 and 2010.

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

Advertising Costs

The Company expenses all advertising as incurred. The Company incurred advertising costs totaling $13,792 and $1,237 for the years ended December 31, 2011 and 2010, respectively.

ST. JOSEPH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss Per Common Share

The Company reports earnings (loss) per share using a dual presentation of basic and diluted earnings per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. Preferred stock and common stock options outstanding at December 31, 2010 were not included in the diluted loss per share as all 5,708 preferred shares and all 460,000 options were anti-dilutive as the Company incurred losses during the year. Preferred stock and common stock options outstanding at December 31, 2011 were not included in the diluted loss per share as all 5,708 preferred shares and all 460,000 options were anti-dilutive as the Company incurred losses during the year. Therefore, basic and diluted losses per share at December 31, 2010 and 2011 were equal.

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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state tax return in Oklahoma as “major” tax jurisdictions, as defined.  The Company believes that its income tax filings positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial conditions, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.

Stock-Based Compensation:

The Company recognizes share-based compensation based on the options’ fair value, net of estimated forfeitures on a straight line basis over the requisite service periods, which is generally over the awards’ respective vesting period, or on an accelerated basis over the estimated performance periods for options with performance conditions.  The stock option fair value is estimated on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates.  The Company granted 75,000 options during 2010. The fair value was calculated at approximately $0.01 per share or $750. No compensation expense has been recorded as the amount was considered to be inconsequential during the year ended December 31, 2010. The Company modified all 460,000 of its outstanding stock options in August 2011 and recognized an expense of $156,067 (see Note 7) in its 2011 financial statements in respect of this modification.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

COLEMC Investments, LTD., a Canadian company owned by Gerry McIlhargey, President and Director of the Company, has advanced the Company a total of $21,000 for working capital in exchange for a promissory note. The note matured on December 31, 2011 and does not bear any interest. COLEMC further advanced $5,000 to the Company on June 10, 2011. Previously, COLEMAC had advanced $5,000 on September 23, 2009; $5,000 on November 4, 2009; and $6,000 on October 13, 2010. At December 31, 2011 and 2010, the amount due to this affiliated entity totaled $21,000 and $16,000, respectively.

ST. JOSEPH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2011, an officer advanced the Company $16,700 for working capital in exchange for a promissory note. The note matured on December 31, 2011 and does not bear any interest. The note has been extended until December 31, 2012.

On June 30, 2011, the Company borrowed $5,800 from an employee under the terms of a promissory note. The terms of the note required that the entire amount be repaid by July 30, 2011 with no interest. The note was subsequently repaid in full on July 5, 2011.

During the year ended December 31, 2011, the Company sold 20,000 shares of its common stock in a private placement for $0.50 per share to an officer of the Company's subsidiary (see Note 7) for total consideration of $10,000.

During the year ended December 31, 2010, the Company sold 10,000 shares of its common stock in a private placement for $0.50 per share to an officer of the Company's subsidiary (see Note 7) for total consideration of $5,000.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2011 and 2010:

	2011	2010
Furniture and fixtures	$35,447	$35,447
Office equipment	61,465	61,465
Computer equipment	37,629	37,629
Leasehold improvements	19,585	19,585
Total property and equipment	154,126	154,126
Less accumulated depreciation	(153,053)	(151,904)
Property and equipment, net	$1,073	$2,222

Depreciation expense totaled $1,149 and $1,149, respectively, for the years ended December 31, 2011 and 2010.

NOTE 4 – BANK LOAN

The Company had a $200,000 line of credit of which $180,000 had been drawn down and was outstanding at December 31, 2009.

In August 2010, the Company converted the line of credit to a bank loan which is collateralized by all of Staf*Tek assets, including all receivables and property and equipment. The bank loan agreement included the following provisions 1) an agreement to provide insurance coverage for the collateralized assets in the amount of $180,000; 2) covenants to provide certain financial documents to the bank on a monthly and annual basis. The interest rate on the loan is 6.5 % and the monthly principal and interest payment is $2,698. A final balloon payment of shall be due on the maturity date of August 31, 2013 in the amount equal to the then unpaid principal and accrued and unpaid interest. As of December 31, 2011, the bank loan agreement has not been executed and finalized by either party. Accordingly, the bank loan balance of $155,020 has been classified as a current liability on the accompanying consolidated financial statements. The Company continues to make the required payments according to the proposed bank loan agreement and is current on the terms of the proposed loan note as of December 31, 2011. Pending signature of the loan note, the borrowing is repayable in full on demand. Assuming the loan note is signed, the future maturity payments on the bank loan are as follow:

2012	$25,908
2013	129,112

$155,020

Interest expense on the bank loan and line of credit were $10,461 and $11,913, during the years ended December 31, 2011 and 2010, respectively.

ST. JOSEPH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONCENTRATION OF CREDIT RISK

The Company conducts a significant portion of its operations with one customer. During the year ended December 31, 2011 and 2010 approximately 88% and 44% of the Company's service revenues were conducted with this one customer, respectively.

NOTE 6 – INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

	Years Ended
	December 31,
	2011	2010
U.S. Federal statutory rate	34.00%	29.66%
State income tax, net of federal benefit	3.96%	3.26%
Permanent book-to-tax differences	-0.00%	-0.00%
Timing Differences	-0.00%	-0.00%
Net operating loss for which no tax benefit is currently available	-37.96%	-32.92%
	0.00%	0.00%

At December 31, 2011, the Company's current tax benefit consisted of a net tax asset of $544,235 due to operating loss carryforwards of approximately $1,868,124 which have been fully provided against in the valuation allowance of $544,235. The valuation allowance results in deferred tax expense, which offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2011 and 2010 were $169,141 and $84,256, respectively. Net operating loss carry forwards will expire through 2031.

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

Should the Company undergo an ownership change, as defined in the Internal Revenue Code, the Company's tax net operating loss carry forwards generated prior to the ownership change may be subject to an annual limitation, which could reduce or defer the utilization of those losses.

NOTE 7 – SHAREHOLDERS' EQUITY

Preferred Stock

The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock and 5,708 have not been converted to common stock at December 31, 2011. During the year ended December 31, 2011, the Company did not issue any Series A Convertible Preferred Stock. Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, which is paid quarterly on a calendar basis for a period of 5 years.

ST. JOSEPH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is currently making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. The accrued balance of Series A Convertible Preferred Stock dividends total $42,047 and $58,175 as of December 31, 2011 and 2010, respectively.

Common Stock

In a private placement during the year ended December 31, 2011, the Company sold 440,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $220,000. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144. Of these shares sold in 2011, 20,000 were sold to an officer of the Company's subsidiary.

During the year ended December 31, 2010, the Company sold 335,000 shares of common stock to 8 accredited investors at a price of $0.50 per share for gross proceeds of $167,500. No underwriters were used and no underwriting discounts or commissions were payable.  The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold to only to accredited investors; as such term is defined by Rule 501 of Regulation D.  All of the shares sold in the private placement are restricted securities pursuant to Rule 144. Of these shares sold in 2011, 10,000 were sold to an officer of the Company's subsidiary.

In June 2010, the Company issued 15,000 shares of common stock to Zachary Karo, a former employee of StafTek Services, Inc., as part of the settlement agreement described in Note 8 – Legal Proceedings. The shares were valued at $10,500 or $0.70 per share.

Equity Awards Granted to Employees

On December 1, 2010, the Company granted options to one employee to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.05 per share. The options vested on the date of grant. The quoted market price of the Company’s common stock was $0.55 per share on the grant date. The weighted average exercise price and weighted average fair value of these options on the date of grant were $1.05 per share. Stock option compensation totaling $700 was not recognized as the amount was deemed to be immaterial.

The fair value for the options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following:

Risk-free interest rate	0.28%
Dividend yield	0.00%
Volatility factor	50.60%
Weighted average expected life	.75 years

ST. JOSEPH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule summarizes the changes in the Company’s equity awards for the years ended December 31, 2011 and 2010.

			Weighted	Weighted
	Awards		Average	Average
	Outstanding	Exercise	Exercise	Remaining	Aggregate
	and	Price	Price	Contractual	Intrinsic
	Exercisable	Per Share	Per Share	Life	Value

Outstanding at January 1, 2010	385,000	$1.05	$1.05
Granted	75,000	$1.05	$1.05
Exercised	-	$-	$-
Cancelled/Expired	-	$-	$-
Outstanding and exercisable at December 31, 2010	460,000	$1.05	$1.05

Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Expired	-	$-	$-
Outstanding and exercisable at December 31, 2011	460,000	$1.05	$1.05	0.65 yrs.	$-

On August 10, 2011 the Company's board of directors extended the deadline for the exercise of the 460,000 options by one year from August 24, 2011 to August 24, 2012. The extension was considered a modification of the original stock options. Accordingly, the Company re-valued the stock options, which resulted in a charge to stock-based compensation totaling $156,067.

All issued stock options were fully vested as of December 31, 2011 and 2010. Aggregate intrinsic value is calculated by determining the amount by which the market price of the stock exceeds the exercise price of the options on December 31, 2011, and then multiplying that amount by the number of options.  The exercise price exceeds the market value of the stock on December 31, 2011; therefore the aggregate intrinsic value is zero.

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

ST. JOSEPH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On or about January 24, 2012, our subsidiary, Staf*Tek Services, Inc. was served notice that Danny McGowan, a former employee hired and assigned to work for Staf*Tek's client as a contractor, filed a lawsuit against Staf*Tek Services, Inc. and it's client in the district court in Tulsa County, Oklahoma, Case No. CJ-2011-7039, in connection with a wrongful termination complaint. Mr. McGowan alleges that he was terminated after one month of employment, but feels he had a guaranteed contract for six months.  The wording in his employment agreement that he identifies as guaranteeing his employment for six months was inserted at the request of Staf*Tek's client.

Staf*Tek's client terminated Mr. McGowan for performance issues after one month of employment. Mr. McGowan filed a lawsuit against Staf*Tek and the client and subsequently filed a motion for default judgement, which was granted by the judge. On March 9, 2012, Stat*Tek Services, Inc. filed a motion to vacate the default judgement and requested a new trial. Staf*Tek has engaged counsel and intends to vigorously defend this action.  As of this date the client that terminated Mr. McGowan still has not been served the lawsuit by Mr. McGowan's counsel.  Mr. McGowan is seeking damages against Staf*Tek in an amount in excess of $75,000. Management deems the suit to be without merit and the costs of defending against the complaint could be substantial.

NOTE 9 – COMMITMENT

The Company leases office space in Tulsa, Oklahoma under operating lease expiring in April 2012. Future minimum payments due under the non-cancelable lease are as follows:

2012	$10,782

$10,782

Rent expense during the years ended December 31, 2011 and 2010 were $35,907 and $35,758, respectively.

The Company paid $16,128 in Series A dividends during the year ending December 31, 2011 leaving accrued balance in the amount of $42,047 of which $21,504 was due as of December 31, 2011, pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2010.

NOTE 10 - SUBSEQUENT EVENT

The Company has evaluated subsequent events through March 28, 2012. Other than those described above, there have been no subsequent events after December 31, 2011 for which disclosure is required.

