Form 10-Q
period 2012-03-31
ST JOSEPH INC
filed 2012-05-16
CIK 1177135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission file number: 0-49936

ST JOSEPH, INC.

(Exact name of registrant as specified in its charter)

Colorado	47-0844532
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4870 S. Lewis, Suite 250 Tulsa, OK	74105
Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [  ] Yes [  ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,622,302 shares as of May 11, 2012.

ST. JOSEPH, INC.

Form 10-Q

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ST. JOSEPH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Derived from audited financial statements)
ASSETS
CURRENT ASSETS:
Cash	$15,883	$2,809
Accounts receivable, net of allowance for doubtful accounts of $2,208 (unaudited) and $2,208, respectively	60,242	81,441
Total current assets	76,125	84,250

Property and equipment, net of accumulated depreciation of $153,340 (unaudited) and $153,053, respectively	785	1,073
Deposits	1,230	1,230

Total Assets	$78,140	$86,553

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$273,747	$253,451
Accrued liabilities	46,549	17,418
Accrued preferred dividend	42,047	42,047
Bank loan and notes payable:
Bank loan, current maturities	23,352	25,908
Advance from officer	20,200	16,700
Loan from officer	38,000	21,000
Total current liabilities	443,895	376,524

LONG-TERM DEBT:
Bank loan, less current maturities	126,117	129,112
Total liabilities	570,012	505,636

STOCKHOLDERS’ DEFICIT:
Preferred stock, Series A; $0.001 par value, $3.00 face value; 25,000,000 shares authorized; 5,708 (unaudited) and 5,708 shares issued and outstanding, respectively	6	6
Common stock, $0.001 par value; 100,000,000 shares authorized, 11,622,302 (unaudited) and 11,612,302 issued and outstanding, respectively	11,622	11,612
Additional paid-in capital	2,686,683	2,681,693
Retained deficit	(3,190,183)	(3,112,394)
Total stockholders’ deficit	(491,872)	(419,083)

Total Liabilities and Stockholders’ Deficit	$78,140	$86,553

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2012	2011
REVENUES:
Contract	$129,923	$113,134
COST OF REVENUES	90,926	87,750

Gross Margin	38,997	25,384

COSTS AND EXPENSES:
General and Administrative Expenses	107,118	92,756
Depreciation and Amortization	287	287
Total Costs and Expenses	107,405	93,043

Operating Income (Loss)	(68,408)	(67,659)
OTHER INCOME AND (EXPENSE):
Other Income (Expense)	-	75
Interest Expense	(9,381)	(6,385)
Net Other Expense	(9,381)	(6,310)
Loss before provision for income taxes	(77,789)	(73,969)

Provision for income taxes	-	-
Net Loss	$(77,789)	$(73,969)

Loss applicable to common stockholders	$(77,789)	$(73,969)

Basic and diluted loss per common share	$(0.02)	$(0.01)

Weighted average common shares outstanding	11,612,302	11,190,969

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional		Stock
	Preferred Stock-Series A		Common Stock		Paid-in	Retained	Subscription
	Shares	Par value	Shares	Par value	Capital	Deficit	Receivable	Total

Balance December 31, 2011	5,708	$6	11,612,302	$11,612	$2,681,693	$(3,112,394)	$-	$(419,083)

Sale of common stock @ $0.50 per share	-	-	10,000	10	4,990	-	-	5,000
Net loss for the three months ended March 31, 2012	-	-	-	-	-	(77,789)	-	(77,789)

Balance March 31, 2012	5,708	$6	11,622,302	$11,622	$2,686,683	$(3,190,183)	$-	$(491,872)

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended
	March 31,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(77,789)	$(73,969)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	287	287
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	21,199	33,894
Increase/(decrease) in accounts payable	20,296	10,426
Increase/(decrease) in accrued liabilities	29,132	1,187
Net cash provided by (used in) operating activities	(6,875)	(28,175)

INVESTING ACTIVITIES	0	0

FINANCING ACTIVITIES
Repayment on bank loan	(5,551)	(5,260)
Proceeds from officer advance	3,500	-
Proceeds from officer loan	17,000	-
Payments on preferred stock dividends	-	(10,752)
Proceeds from sale of common stock	5,000	45,000
Net cash provided by (used in) financing activities	19,949	28,988

INCREASE (DECREASE) IN CASH	13,074	813

CASH AT BEGINNING OF PERIOD	2,809	8,406

CASH AT END OF PERIOD	$15,883	$9,219

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$2,039	$2,856

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The condensed balance sheet at December 31, 2011 has been derived from financial statements included in the Form 10-K. The accompanying unaudited financial statements at March 31, 2012 presented herein have been prepared by St. Joseph, Inc. (the “Company”) in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The results of operations presented for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

There is no provision for dividends for the quarter to which this quarterly report relates.

Financial data presented herein are unaudited.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net capital deficiency at March 31, 2012 and December 31, 2011. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company plans to generate the necessary cash flows with increased sales revenue and a reduction of general and administrative expenses over the next 12 months. However, should the Company’s operations not provide sufficient cash flow; the Company has plans to raise additional working capital through debt and/or equity financings. Insiders have loaned working capital to the Company on an as-needed basis over the past two years; however, there are no formal committed financing arrangements to provide the Company with working capital. There is no assurance the Company will be successful in producing increased sales revenues, attaining profitability, or obtaining additional funding through debt and equity financings.

(2) Related Party Transactions

COLEMC Investments, LTD., a Canadian company owned by Gerry McIlhargey, President and Director of the Company, advanced the Company a total of $38,000 for working capital in exchange for two promissory notes. The notes matured on December 31, 2011 and December 2010 and did not bear any interest. The notes have been extended until December 31, 2012.

During the three months ended March 31, 2012 and year ended December 31, 2011, an officer advanced the Company $3,500 and $16,700, respectively, for working capital in exchange for two promissory notes. The notes are due on December 31, 2012 and do not bear any interest.

On June 30, 2011, the Company borrowed $5,800 from an employee under the terms of a promissory note. The terms of the note required that the entire amount be repaid by July 30, 2011 with no interest. The note was subsequently repaid in full on July 5, 2011.

During the year ended December 31, 2011, the Company sold 20,000 shares of its common stock in a private placement for $0.50 per share to an officer of the Company’s subsidiary (see Note 7) for total consideration of $10,000.

During the year ended December 31, 2011, the Company sold 10,000 shares of its common stock in a private placement for $0.50 per share to an officer of the Company’s subsidiary (see Note 7) for total consideration of $5,000.

(3) Bank Loan

The Company originally had a $200,000 line of credit of with the bank. In August 2010, the Company converted its line of credit with the bank to a bank loan which is collateralized by all of assets of the Company’s subsidiary company, Staf*Tek, including all receivables and property and equipment. The bank loan agreement included the following provisions 1) an agreement to provide insurance coverage for the collateralized assets in the amount of $180,000; 2) covenants to provide certain financial documents to the bank on a monthly and annual basis. The interest rate on the loan is 6.5 % and the monthly principal and interest payment is $2,698. A final balloon payment of shall be due on the maturity date of August 31, 2013 in the amount equal to the then unpaid principal and accrued and unpaid interest.

As at March 31, 2012 and December 31, 2011, $149,469 and $155,020 respectively was owed to the bank, repayable as follows:

	March 31,	December 31,
	2012	2011

2012	$23,352	$25,908
2013	126,117	129,112

	$149,469	$155,020

Interest expense on the Company’s bank borrowing was $2,503 and $2,856, during the three months ended March 31, 2012 and 2011, respectively.

(4) Shareholders’ Deficit

Preferred Stock

The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock and 5,708 have not been converted to common stock at March 31, 2012. During the three months ended March 31, 2012, the Company did not issue any Series A Convertible Preferred Stock. Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, which is paid quarterly on a calendar basis for a period of 5 years.

The Company is required to make dividend payments at such time as funds are legally available pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009.  The accrued balance due on Series A Convertible Preferred Stock dividends total $42,047 and $42,047 as of March 31, 2012 and December 31, 2011, respectively.

Common Stock

In a private placement during the three months ended March 31, 2012, the Company sold 10,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $5,000. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

In a private placement during the year ended December 31, 2011, the Company sold 440,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $220,000. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144. Of these shares sold in 2011, a total of 30,000 were sold to an officer of the Company’s subsidiary and 10% to a director of the Company’s subsidiary.

Equity Awards Granted to Employees

The following schedule summarizes the changes in the Company’s equity awards for the three months ended March 31, 2012.

			Weighted	Weighted
	Awards		Average	Average
	Outstanding	Exercise	Exercise	Remaining	Aggregate
	and	Price	Price	Contractual	Intrinsic
	Exercisable	Per Share	Per Share	Life	Value

Outstanding at January 1, 2012	460,000	$1.05	$1.05	0.65 yrs	$-
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Expired	-	$-	$-
Outstanding and exercisable at March 31, 2012	460,000	$1.05	$1.05	0.38 yrs.	$-

On August 10, 2011 the Company’s board of directors extended the deadline for the exercise of the 460,000 options by one year from August 24, 2011 to August 24, 2012. The extension was considered a modification of the original stock options. Accordingly, the Company re-valued the stock options, which resulted in a charge to stock-based compensation totaling $156,067.

All issued stock options were fully vested as of December 31, 2011 and 2010. Aggregate intrinsic value is calculated by determining the amount by which the market price of the stock exceeds the exercise price of the options on March 31, 2012, and then multiplying that amount by the number of options. The exercise price exceeds the market value of the stock on March 31, 2012; therefore the aggregate intrinsic value is zero.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of operations. There has been $435 paid in interest or penalties during the three months ended March 31, 2012.

(6) Concentration of Credit Risk

The Company conducts a significant portion of its operations with one customer. During the three months ended March 31, 2012 and 2011, approximately 81% and 88%, respectively of the Company’s service revenues were conducted with this one customer.

(7) Legal Proceedings

On or about January 24, 2012, our subsidiary, Staf*Tek Services, Inc. was served notice that Danny McGowan, a former employee hired and assigned to work for Staf*Tek’s client as a contractor, filed a lawsuit against Staf*Tek Services, Inc. and it’s client in the district court in Tulsa County, Oklahoma, Case No. CJ-2011-7039, in connection with a wrongful termination complaint. Mr. McGowan alleges that he was terminated after one month of employment, but feels he had a guaranteed contract for six months. The wording in his employment agreement that he identifies as guaranteeing his employment for six months was inserted at the request of Staf*Tek’s client.

Staf*Tek’s client terminated Mr. McGowan for performance issues after one month of employment. Mr. McGowan filed a lawsuit against Staf*Tek and the client and subsequently filed a motion for default judgment, which was granted by the judge. On March 9, 2012, Stat*Tek Services, Inc. filed a motion to vacate the default judgment and requested a new trial. Staf*Tek has engaged counsel and intends to vigorously defend this action. As of this date the client that terminated Mr. McGowan still has not been served the lawsuit by Mr. McGowan’s counsel. Mr. McGowan is seeking damages against Staf*Tek in an amount in excess of $75,000. Management deems the suit to be without merit and the costs of defending against the complaint could be substantial.

(8) Commitment

The Company leases office space in Tulsa, Oklahoma under operating lease which expired in April 2012, the company is currently leasing the office space on a month to month basis. Future minimum payments due under the lease are as follows:

2012	$10,782

$10,782

Rent expense during the three months ended March 31, 2012 and 2011 were $8,994 and $8,963, respectively.

(9) Subsequent Events

The Company has evaluated subsequent events through May 11, 2012. There have been no subsequent events after March 31, 2012 for which disclosure is required.

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

Staf*Tek Services, Inc.

Staf*Tek Services, Inc. (“Staf*Tek”) was organized as an Oklahoma corporation on January 2, 1997. On January 2, 2004, we closed our acquisition of Staf*Tek pursuant to an agreement by which we acquired 100% percent of the issued and outstanding shares of Staf*Tek’s common stock in exchange for (i) 386,208 shares of our $0.001 par value Series A convertible preferred stock; (ii) 219,500 shares of our $0.001 par value common stock; and (ii) $200,000 in cash. Our Series A convertible preferred stock has a face value of $3.00 per share with a yield of 6.75% dividend per annum, payable on a quarterly basis out of funds legally available therefore, for a period of five years. The Company is currently making dividend payments pursuant to the terms of a settlement agreement, in which the Company agreed to repay the dividends at a rate of $2,700 per month. There is an accrued amount of Series A Convertible Preferred Stock dividends in the amount of $42,047 as of March 31, 2012 ($42,047 at December 31, 2011).

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

Staf*Tek specializes in the recruiting and placement of professional technical personnel, as well as finance and accounting personnel on a temporary and permanent basis. Staf*Tek provides its customers with employee candidates with information technology (“IT”) skills in areas ranging from multiple platform systems integration to end-user support, including specialists in programming, networking, systems integration, database design, help desk support, including senior and entry level finance and accounting candidates. Staf*Tek’s candidate databases contain information on the candidates experience, skills, and performance and are continually being updated to include information on new referrals and to update information on existing candidates. Staf*Tek responds to a broad range of assignments from technical one-person assignments to major projects including, without limitation, Internet/Intranet development, desktop applications development, project management, enterprise systems development, SAP implementation and legacy mainframe projects. Staf*Tek also provides employee candidates computer training, online assessments, certification and the opportunity to be tested and certified in over 50 skill sets.

Three months results of operations

Results of Operations for the Three Months Ended

	Three Months Ended
	March 31,
	2012		2011
		% of		% of	Change	Change
	$	Revenue	$	Revenue	$	%
REVENUES:
Contract	$129,923	100.00%	$113,134	100.00%	$16,789	12.92%
COST OF REVENUES	90,926	69.98%	87,750	77.56%	3,176	3.62%

Gross Margin	38,997	30.02%	25,384	22.44%	13,613	53.63%

COSTS AND EXPENSES:
General and Administrative Expenses	107,118	82.45%	92,756	81.99%	14,362	15.48%
Depreciation and Amortization	287	0.22%	287	0.25%	-	0.00%
Total Costs and Expenses	107,405	82.67%	93,043	82.24%	14,362	15.44%

Operating Income (Loss)	(68,408)	-52.65%	(67,659)	-59.80%	(749)	1.11%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	-	0.00%	75	0.07%	(75)	-100.00%
Interest Expense	(9,381)	-7.22%	(6,385)	-5.64%	(2,996)	-46.92%
Net Other Expense	(9,381)	-7.22%	(6,310)	-5.58%	(3,071)	-48.67%
Loss before provision for income taxes	(77,789)	-59.87%	(73,969)	-65.38%	(3,820)	5.16%

Provision for income taxes	-	0.00%	-	0.00%	-	0.00%

Net Loss	$(77,789)	-59.87%	$(73,969)	-65.38%	$(3,820)	5.16%

Gross Profit

For the three months ended March 31, 2012, we had a gross profit of $38,997 compared to a gross profit of $25,384 for the three months ended March 31, 2011. This increase in our gross profitability of $13,613, or approximately 53.6% over the prior period, is due primarily to an increase in our revenues.

Revenues for the three months ended March 31, 2012 increased to $129,923 from $113,134 for the three months ended March 31, 2011. This increase in net revenues of $16,789, or approximately 12.9%, over the prior period, is due primarily to an increase in the number of contractors working for us.

Cost of revenues for the three months ended March 31, 2012 increased to $90,926 from $87,750 for the three months ended March 31, 2011. This increase in cost of revenues of $3,176, or approximately 3.6%, over the prior period, is due primarily to an increase in margins we earned on the contractors working for us.

Total Costs and Expenses

Total costs and expenses for the three months ended March 31, 2012 increased to $107,405 from $93,043 for the three months ended March 31, 2011. This increase in our total operating expenses of $14,362 is approximately 15.44% over that of the prior period.

General and administrative expenses for the three months ended March 31, 2012 increased to $107,118 from $92,756 for the three months ended March 31, 2011. This increase in general and administrative expenses of $14,362 is approximately 15.48% over that of the prior period.

Other Income/Expenses

Interest expense for the three months ended March 31, 2012 increased to $9,381 from $6,385 for the three months ended March 31, 2011. This decrease in interest expense of $2,996, or approximately 46.9% over the prior period, is due primarily to the decrease in interest due on legal fees and our bank borrowings.

Operating and Net Losses

For the three months ended March 31, 2012, we incurred an operating loss of $68,408 compared to an operating loss for the three months ended March 31, 2011 of $67,659.

Net loss for the three months ended March 31, 2012 increased to $77,789 from $73,969 for the three months ended March 31, 2011. This increase in net losses of $3,820 is approximately 5.2% over that of the prior period.

Liquidity and Capital Resources

As of March 31, 2012, we had a cash balance of $15,883.

During the three months ended March 31, 2012 and 2011, the Company’s summarized cash flow activities were as follows:

Cash flow activities

	Three Months Ended
	March 31,
	2012	2011

Net cash provided by (used in) operating activities	$(6,875)	$(28,175)
Net cash provided by (used in) financing activities	19,949	28,988

INCREASE (DECREASE) IN CASH	(13,074)	813

CASH AT BEGINNING OF PERIOD	2,809	8,406

CASH AT END OF PERIOD	$15,883	$9,219

Net cash used by operating activities during the three months ended March 31, 2012 decreased from $28,175 to $6,875 during the three months ended March 31, 2012 the company raised $5,000 of new funds from the sale of common stock. We also received funds from related party borrowings of $20,500, and paid down our bank loan by $5,551.

Internal Sources of Liquidity

For the three months ended March 31, 2012, the funds generated from our operations were insufficient to fund our daily operations. For the three months ended March 31, 2012, we had a gross margin of $38,997, and we were thus unable to meet our operating expenses of $107,405 for the same period. After accounting for our net other expenses (interest expenses) of $9,381 for this period, we suffered a net loss of $77,789 for the period. We can provide no assurance that funds from our operations will increase sufficiently to meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our expenses, we will need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

Because the funds generated from our operations have been not been sufficient to fully fund our operations, we have been on dependent on debt and equity financing to make up the shortfall. We actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on their individual merits. There can be no assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing stockholders. As a result, our independent registered public accounting firm has issued a “going concern” modification to its report on our audited financial statements for the years ended December 31, 2011 and 2010.

The Company originally had a $200,000 line of credit of with the bank. In August 2010, the Company converted its line of credit with the bank to a bank loan which is collateralized by all of assets of the Company’s subsidiary company, Staf*Tek, including all receivables and property and equipment. The bank loan agreement included the following provisions 1) An agreement to provide insurance coverage for the collateralized assets in the amount of $180,000; 2) covenants to provide certain financial documents to the bank on a monthly and annual basis. The interest rate on the loan is 6.5 % and the monthly principal and interest payment is $2,698. A final balloon payment of shall be due on the maturity date of August 31, 2013 in the amount equal to the then unpaid principal and accrued and unpaid interest.

During the three months ended March 31, 2012, we had a private offering in which we sold 10,000 shares of common stock to an accredited investor at a price of $0.50 per share for gross proceeds of $5,000.

We also borrowed $20,500 from related parties during the three months ended March 31, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Gerald McIlhargey, and our Treasurer, Mr. Kenneth L. Johnson (collectively, the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, March 31, 2012, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our periodic reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2012. Based upon this evaluation, our Certifying Officers have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4T. CONTROLS AND PROCEDURES

Not Applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about January 24, 2012, our subsidiary, Staf*Tek Services, Inc. was served notice that Danny McGowan, a former employee hired and assigned to work for Staf*Tek’s client as a contractor, filed a lawsuit against Staf*Tek Services, Inc. and it’s client in the district court in Tulsa County, Oklahoma, Case No. CJ-2011-7039, in connection with a wrongful termination complaint. Mr. McGowan alleges that he was terminated after one month of employment, but feels he had a guaranteed contract for six months. The wording in his employment agreement that he identifies as guaranteeing his employment for six months was inserted at the request of Staf*Tek’s client.

Staf*Tek’s client terminated Mr. McGowan for performance issues after one month of employment. Mr. McGowan filed a lawsuit against Staf*Tek and the client and subsequently filed a motion for default judgment, which was granted by the judge. On March 9, 2012, Stat*Tek Services, Inc. filed a motion to vacate the default judgment and requested a new trial. Staf*Tek has engaged counsel and intends to vigorously defend this action. As of this date the client that terminated Mr. McGowan still has not been served the lawsuit by Mr. McGowan’s counsel. Mr. McGowan is seeking damages against Staf*Tek in an amount in excess of $75,000. Management deems the suit to be without merit and the costs of defending against the complaint could be substantial.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In a private placement during the three months ended March 31, 2012, the Company sold 10,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $5,000. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.7(7)	Promissory Note dated January 1, 2012 for $16,700 issued by Staf*Tek Services, Inc. to John Blackmon.

10.7(8)	Promissory Note dated February 23, 2012 for $17,000 issued by St. Joseph, Inc. to COLEMC Investments LTD.

10.8(7)	Promissory Note dated January 1, 2012 for $21,000 issued by St. Joseph, Inc. to COLEMC Investments LTD.

10.9(9)	Promissory Note dated February 29, 2012 for $3,500 issued by Staf*Tek Services, Inc. to John Blackmon.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2012

ST. JOSEPH, INC.

/s/ GERALD MCILHARGEY
Gerald McIlhargey, Chief Executive Officer

