Form 10-Q
period 2012-06-30
ST JOSEPH INC
filed 2012-08-13
CIK 1177135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

[  ] Yes [  ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,672,302 shares as of August 13, 2012.

ST. JOSEPH, INC.

Form 10-Q

Table of Contents

PART I – FINANCIAL INFORMATION
ITEM 1.	CONDENSED FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES
ITEM 4T.	CONTROLS AND PROCEDURES
PART II - OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	MINESAFETY DISCLOSURES
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS
SIGNATURES

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ST. JOSEPH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Derived from audited financial statements)
ASSETS

CURRENT ASSETS:
Cash	$2,637	$2,809
Accounts receivable, net of allowance for doubtful accounts of $2,208 (unaudited) and $2,208, respectively	48,072	81,441
Total current assets	50,709	84,250

Property and equipment, net of accumulated depreciation of $153,340 (unaudited) and $153,053, respectively	498	1,073
Deposits	1,230	1,230

Total Assets	$52,437	$86,553

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$277,124	$253,451
Accrued liabilities	66,603	17,418
Accrued preferred dividend	42,047	42,047
Bank loan and notes payable:
Bank loan, current maturities	23,733	25,908
Advance from officer	20,200	16,700
Loan from officer	45,000	21,000
Total current liabilities	474,707	376,524

LONG-TERM DEBT:	120,171	129,112
Bank loan, less current maturities
Total liabilities	594,878	505,636

STOCKHOLDERS’ DEFICIT:
Preferred stock, Series A; $0.001 par value, $3.00 face value; 25,000,000 shares authorized; 5,708 (unaudited) and 5,708 shares issued and outstanding, respectively	6	6
Common stock, $0.001 par value; 100,000,000 shares authorized, 11,672,302 (unaudited) and 11,672,302 issued and outstanding, respectively	11,672	11,612
Additional paid-in capital	2,711,633	2,681,693
Retained deficit	(3,265,752)	(3,112,394)
Total stockholders’ deficit	(542,441)	(419,083)

Total Liabilities and Stockholders’ Deficit	$52,437	$86,553

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES:
Contract	$92,303	$106,827	$222,226	$219,961
COST OF REVENUES	58,776	76,177	149,702	163,927

Gross Margin	33,527	30,650	72,524	56,034

COSTS AND EXPENSES:
General and Administrative Expenses	104,583	105,516	211,701	198,272
Depreciation and Amortization	288	288	575	575
Total Costs and Expenses	104,871	105,804	212,276	198,847

Operating Income (Loss)	(71,344)	(75,154)	(139,752)	(142,813)
OTHER INCOME AND (EXPENSE):
Other Income (Expense)	-	-	-	75
Interest Expense	(4.225)	(5,290)	(13,606)	(11,675)
Net Other Expense	(4,225)	(5,290)	(13,606)	(11,600)
Loss before provision for income taxes	(75,569)	(80,444)	(153,358)	(154,413)

Provision for income taxes	-	-	-	-
Net Loss	$(75,569)	$(80,444)	$(153,358)	$(154,413)

Loss applicable to common stockholders	$(75,569)	$(80,444)	$(153,358)	$(154,413)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding	11,638,969	11,279,775	11,623,552	11,235,617

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional		Stock
	Preferred Stock-Series A		Common Stock		Paid-in	Retained	Subscription
	Shares	Par value	Shares	Par value	Capital	Deficit	Receivable	Total

Balance December 31, 2011	5,708	$6	11,612,302	$11,612	$2,681,693	$(3,112,394)	$-	$(419,083)

Sale of common stock @ $0.50 per share	-	-	60,000	60	29,940	-	-	30,000
Net loss for the six months ended June 30, 2012	-	-	-	-	-	(153,358)	-	(153,358)

Balance June 30, 2012	5,708	$6	11,672,302	$11,672	$2,711,633	$(3,265,752)	$-	$(542,441)

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended
	June 30,
OPERATING ACTIVITIES	2012	2011

Net loss	$(153,358)	$(154,413)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	575	575
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	33,369	21,174
Increase/(decrease) in accounts payable	23,673	45,734
Increase/(decrease) in accrued liabilities	49,185	(3,625)
Net cash provided by (used in) operating activities	(46,556)	(90,555)

INVESTING ACTIVITIES	0	0

FINANCING ACTIVITIES
Repayment on bank loan	(11,116)	(8,880)
Receipt of stock subscription receivable	-	25,000
Proceeds from officer advance	3,500	5,800
Proceeds from officer loan	24,000	5,000
Payments on preferred stock dividends	-	(13,440)
Proceeds from sale of common stock	30,000	75,000
Net cash provided by (used in) financing activities	46,384	88,560

INCREASE (DECREASE) IN CASH	(172)	(1,995)

CASH AT BEGINNING OF PERIOD	2,809	8,406

CASH AT END OF PERIOD	$2,637	$6,411

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$4,892	$11,675

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)          Basis of Presentation

The condensed balance sheet at December 31, 2011 has been derived from financial statements included in the Form 10-K. The accompanying unaudited financial statements at June 30, 2012 presented herein have been prepared by St. Joseph, Inc. (the “Company”) in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The results of operations presented for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

There is no provision for dividends for the quarter to which this quarterly report relates.

Financial data presented herein are unaudited.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net capital deficiency at June 30, 2012 and December 31, 2011. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

(2)          Related Party Transactions

COLEMC Investments, LTD., a Canadian company owned by Gerry McIlhargey, President and Director of the Company, advanced the Company a total of $45,000 for working capital in exchange for three promissory notes. The notes matured on December 31, 2011 and December 2010 and did not bear any interest. The notes have been extended until December 31, 2012.

During the six months ended June 30, 2012 and year ended December 31, 2011, an officer advanced the Company $3,500 and $16,700, respectively, for working capital in exchange for two promissory notes. The notes matured on December 31, 2011 and did not bear any interest. The notes have been extended until December 31, 2012.

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

(3)          Bank Loan

In August 2010, the Company converted its existing $200,000 line of credit with the bank to a bank loan which is collateralized by all of assets of the Company’s subsidiary company, Staf*Tek Services, Inc. (“Staf*Tek”), including all receivables and property and equipment. The bank loan agreement included the following provisions 1) an agreement to provide insurance coverage for the collateralized assets in the amount of $180,000; 2) covenants to provide certain financial documents to the bank on a monthly and annual basis. The interest rate on the loan is 6.5 % and the monthly principal and interest payment is $2,698. A final balloon payment of shall be due on the maturity date of August 31, 2013 in the amount equal to the then unpaid principal and accrued and unpaid interest.

As at June 30, 2012 and December 31, 2011, $143,904 and $155,020 respectively was owed to the bank, repayable as follows:

	June 30, 2012	December 31, 2011

2012	$11,674	$25,908
2013	132,230	129,112

	$143,904	$155,020

Interest expense on the Company’s bank borrowing was $4,905 and $5,575, during the six months ended June 30, 2012 and 2011, respectively.

(4)          Shareholders’ Deficit

Preferred Stock

The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock and 5,708 have not been converted to common stock at June 30, 2012. During the six months ended June 30, 2012, the Company did not issue any Series A Convertible Preferred Stock. Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, which is paid quarterly on a calendar basis for a period of 5 years and is no longer being accrued.

The Company is currently making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009 which states the Company shall not be in default so long as it promptly remits payment at such time as funds are legally available to do so. The accrued balance due on Series A Convertible Preferred Stock dividends total $42,047 and $42,047 as of June 30, 2012 and December 31, 2011, respectively.

Common Stock

In a private placement during the six months ended June 30, 2012, the Company sold 60,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $30,000. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

In a private placement during the year ended December 31, 2011, the Company sold 440,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $220,000. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144. Of these shares sold in 2011, a total of 30,000 were sold to an officer of the Company’s subsidiary.

Equity Awards Granted to Employees

The following schedule summarizes the changes in the Company’s equity awards for the six months ended June 30, 2012.

			Weighted	Weighted
	Awards		Average	Average
	Outstanding	Exercise	Exercise	Remaining	Aggregate
	and	Price	Price	Contractual	Intrinsic
	Exercisable	Per Share	Per Share	Life	Value
Outstanding at January 1, 2012	460,000	$1.05	$1.05	0.65 yrs	$-
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Expired	-	$-	$-
Outstanding and exercisable at June 30 2012	460,000	$1.05	$1.05	0.13 yrs.	$-

On August 10, 2011 the Company’s board of directors extended the deadline for the exercise of the 460,000 options by one year from August 24, 2011 to August 24, 2012. The extension was considered a modification of the original stock options. Accordingly, the Company re-valued the stock options, which resulted in a charge to stock-based compensation totaling $156,067.

All issued stock options were fully vested as of December 31, 2011 and 2010. Aggregate intrinsic value is calculated by determining the amount by which the market price of the stock exceeds the exercise price of the options on June 30, 2012, and then multiplying that amount by the number of options. The exercise price exceeds the market value of the stock on June 30, 2012; therefore the aggregate intrinsic value is zero.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of operations. There has been $435 paid in interest or penalties during the six months ended June 30, 2012.

(6)          Concentration of Credit Risk

The Company conducts a significant portion of its operations with one customer. During the six months ended June 30, 2012 and 2011, approximately 83% and 89%, respectively of the Company’s service revenues were conducted with this one customer.

(7)           Legal Proceedings

On or about January 24, 2012, our subsidiary company, Staf*Tek was served notice that Danny McGowan, a former employee hired and assigned to work for a Staf*Tek’s client as a contractor, filed a lawsuit against Staf*Tek and it’s client in the district court in Tulsa County, Oklahoma, Case No. CJ-2011-7039, in connection with a wrongful termination complaint. Mr. McGowan alleges that he was terminated after one month of employment, but feels he had a guaranteed contract for six months. The wording in his employment agreement that he identifies as guaranteeing his employment for six months was inserted at the request of Staf*Tek’s client.

Staf*Tek’s client terminated Mr. McGowan for performance issues after one month of employment. Mr. McGowan filed a lawsuit against Staf*Tek and the client and subsequently filed a motion for default judgment, which was granted by the judge. On March 9, 2012, Stat*Tek filed a motion to vacate the default judgment and requested a new trial. Staf*Tek has engaged counsel and intends to vigorously defend this action. As of this date the client that terminated Mr. McGowan has been dismissed from the lawsuit by the judge because they had not been served within a 6 months of the original filing of the lawsuit by Mr. McGowan’s counsel. Mr. McGowan and his attorney were three weeks late responding to our request for discovery and we requested dismissal. However, the judge did not grant dismissal. Mr. McGowan is seeking damages against Staf*Tek in an amount in excess of $75,000. Management deems the suit to be without merit, however, the costs of defending against the complaint could be substantial.

(8)           Commitment

The Company leases office space in Tulsa, Oklahoma under operating lease which expired in April 2012, the Company is currently leasing the office space on a month to month basis. Rent expense during the six months ended June 30, 2012 and 2011 were $17,993 and $17,926, respectively.

(9)           Subsequent Events

On August 8, 2012, St. Joseph, Inc. filed an 8-K current report in connection with the signing of a nonbinding Letter of Intent with Karavos Holdings Limited, for the arrangement of an acquisition of 100% of a holding company which owns 50% interest in a domestic telecommunications operating company. The report can be viewed at the SEC’s website; http://www.sec.gov/Archives/edgar/data/1177135/000149315212000866/form8k.htm

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

General

St. Joseph, Inc. (“us,” “we,” “our” or the “Company”) currently conducts all of our business through our wholly-owned subsidiary, Staf*Tek Services, Inc. Management has previously stated that the Company also hopes to acquire other operating companies as subsidiaries and is pursuing suitable candidates for future acquisition that could potentially create value for our existing shareholders, including acquisition targets which may be in sectors other than our current sector of providing employment agency services. Management believes it has found a suitable candidate for a reverse acquisition and filed an 8-K current report August 8, 2012, in which the Company announced the signing of a nonbinding Letter of Intent with Karavos Holdings Limited, for the arrangement of an acquisition of 100% of a holding company which owns 50% interest in a domestic telecommunications operating company. The current report on Form 8-K provides additional information regarding the Letter of Intent. St. Joseph’s management advises that investors interested in the Company review the Current Report on Form 8-K on the SEC’s website; http://www.sec.gov/Archives/edgar/data/1177135/000149315212000866/form8k.htm.

Staf*Tek Services, Inc.

Staf*Tek Services, Inc. (“Staf*Tek”) was organized as an Oklahoma corporation on January 2, 1997. On January 2, 2004, we closed our acquisition of Staf*Tek pursuant to an agreement by which we acquired 100% percent of the issued and outstanding shares of Staf*Tek’s common stock in exchange for (i) 386,208 shares of our $0.001 par value Series A convertible preferred stock; (ii) 219,500 shares of our $0.001 par value common stock; and (ii) $200,000 in cash. Our Series A convertible preferred stock has a face value of $3.00 per share with a yield of 6.75% dividend per annum, payable on a quarterly basis out of funds legally available therefore, for a period of five years. The Company is currently making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009, which states the Company shall not be in default so long as it promptly remits payment at such time as funds are legally available to do so. The Company agreed to repay the dividends at a rate of $2,700 per month. There is an accrued amount of Series A Convertible Preferred Stock dividends in the amount of $42,047 as of June 30, 2012 ($42,047 at December 31, 2011).

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

Six months results of operations

Results of Operations for the Six Months Ended

	Six Months Ended
	June 30,
	2012		2011
		% of		% of	Change	Change
	$	Revenue	$	Revenue	$	%
REVENUES:
Contract	$222,226	100.00%	$219,961	100.00%	$2,265	1.02%
COST OF REVENUES	149,702	67.36%	163,927	74.53%	(14,225)	-9.50%

Gross Margin	72,524	32.64%	56,034	25.47%	16,490	22.74%

COSTS AND EXPENSES:
General and Administrative Expenses	211,701	95.26%	198,272	90.14%	13,429	6.34%
Depreciation and Amortization	575	0.26%	575	0.26%	-	0.00%
Total Costs and Expenses	212,276	95.52%	198,847	90.40%	13,429	6.33%

Operating Income (Loss)	(139,752)	-62.89%	(142,813)	-64.93%	3,061	-2.19%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	-	0.00%	75	0.03%	(75)	-100.00%
Interest Expense	(13,606)	-6.12%	(11,675)	-5.31%	(1,931)	14.19%
Net Other Expense	(13,606)	-6.12%	(11,600)	-5.27%	(2,006)	14.74%
Loss before provision for income taxes	(153,358)	-69.01%	(154,413)	-70.20%	1,005	-0.69%

Provision for income taxes	-	0.00%	-	0.00%	-	0.00%

Net Loss	$(153,358)	-69.01%	$(154,413)	-70.20%	$1,005	-0.69%

Gross Profit

For the six months ended June 30, 2012, we had a gross profit of $72,524 compared to a gross profit of $56,034 for the six months ended June 30, 2011. This increase in our gross profitability of $16,490, or approximately 29.4% over the prior period, is due primarily to a decrease in our cost of revenues.

Revenues for the six months ended June 30, 2012 increased to $222,226 from $219,961 for the six months ended June 30, 2011. This increase in net revenues of $2,265, or approximately 1.0%, over the prior period, is due primarily to a slight increase in the number of contractors working for us.

Cost of revenues for the six months ended June 30, 2012 decreased to $149,702 from $163,927 for the six months ended June 30, 2011. This decrease in cost of revenues of $14,225, or approximately 8.7%, over the prior period, is due primarily to an increase in margins we earned on the contractors working for us.

Total Costs and Expenses

Total costs and expenses for the six months ended June 30, 2012 increased to $212,276 from $198,847 for the six months ended June 30, 2011. This increase in our total operating expenses of $13,429 is approximately 6.8% over that of the prior period.

General and administrative expenses for the six months ended June 30, 2012 increased to $211,701 from $198,272 for the six months ended June 30, 2011. This increase in general and administrative expenses of $13,429 is approximately 6.8% over that of the prior period.

Other Income/Expenses

Interest expense for the six months ended June 30, 2012 increased to $13,606 from $11,675 for the six months ended June 30, 2011. This increase in interest expense of $1,931, or approximately 16.5% over the prior period, is due primarily to the increase in interest due on legal fees and our bank borrowings.

Operating and Net Losses

For the six months ended June 30, 2012, we incurred an operating loss of $139,752 compared to an operating loss for the six months ended June 30, 2011 of $142,813.

Net loss for the six months ended June 30, 2012 decreased to $153,358 from $154,413 for the six months ended June 30, 2011. This decrease in net losses of $1,055 is approximately 0.7% over that of the prior period.

Three months results of operations

 Results of Operations for the Three Months Ended

	Three Months Ended
	June 30,
	2012		2011
		% of		% of	Change	Change
	$	Revenue	$	Revenue	$	%
REVENUES:
Contract	$92,303	100.00%	$106,827	100.00%	$(14,524)	-15.74%
COST OF REVENUES	58,776	63.68%	76,177	71.31%	(17,401)	-29.61%

Gross Margin	33,527	36.32%	30,650	28.69%	2,877	8.58%

COSTS AND EXPENSES:
General and Administrative Expenses	104,583	113.30%	105,516	98.77%	(933)	-0.89%
Depreciation and Amortization	288	0.31%	288	0.27%	-	0.00%
Total Costs and Expenses	104,871	113.62%	105,804	99.04%	(933)	-0.89%

Operating Income (Loss)	(71,344)	-77.29%	(75,154)	-70.35%	3,810	-5.34%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	-	0.00%	-	0.00%	-	0.00%
Interest Expense	(4,225)	-4.58%	(5,290)	-4.95%	1,065	-25.21%
Net Other Expense	(4,225)	-4.58%	(5,290)	-4.95%	1,065	-25.21%
Loss before provision for income taxes	(75,569)	-81.87%	(80,444)	-75.30%	4,875	-6.45%

Provision for income taxes	-	0.00%	-	0.00%	-	0.00%

Net Loss	$(75,569)	-81.87%	$(80,444)	-75.30%	$4,875	-6.45%

Gross Profit

For the three months ended June 30, 2012, we had a gross profit of $33,527 compared to a gross profit of $30,650 for the three months ended June 30, 2011. This increase in our gross profitability of $2,877, or approximately 9.4% over the prior period, is due primarily to a decrease in our cost of revenues.

Revenues for the three months ended June 30, 2012 decreased to $92,303 from $106,827 for the three months ended June 30, 2011. This decrease in net revenues of $14,524, or approximately 13.6%, over the prior period, is due primarily to a slight decrease in the number of contractors working for us.

Cost of revenues for the three months ended June 30, 2012 decreased to $58,776 from $76,177 for the three months ended June 30, 2011. This decrease in cost of revenues of $17,401, or approximately 22.8%, over the prior period, is due primarily to an increase in margins we earned on the contractors working for us.

Total Costs and Expenses

Total costs and expenses for the three months ended June 30, 2012 decreased to $104,871 from $105,804 for the three months ended June 30, 2011. This decrease in our total operating expenses of $933 is approximately 0.9% over that of the prior period.

General and administrative expenses for the three months ended June 30, 2012 decreased to $104,583 from $105,516 for the three months ended June 30, 2011. This decrease in general and administrative expenses of $933 is approximately 0.9% over that of the prior period.

Other Income/Expenses

Interest expense for the three months ended June 30, 2012 decreased to $4,225 from $5,290 for the three months ended June 30, 2011. This decrease in interest expense of $1,065, or approximately 20.1% over the prior period, is due primarily to the decrease in interest due on legal fees and our bank borrowings.

Operating and Net Losses

For the three months ended June 30, 2012, we incurred an operating loss of $71,344 compared to an operating loss for the three months ended June 30, 2011 of $75,154.

Net loss for the three months ended June 30, 2012 decreased to $75,569 from $80,444 for the three months ended June 30, 2011. This decrease in net losses of $4,875 is approximately 6.1% over that of the prior period.

Liquidity and Capital Resources

As of June 30, 2012, we had a cash balance of $2,637.

During the six months ended June 30, 2012 and 2011, the Company’s summarized cash flow activities were as follows:

Cash flow activities

	Six Months Ended
	June 30,
	2012	2011

Net cash provided by (used in) operating activities	$(46,556)	$(90,555)
Net cash provided by (used in) investing activities	0	0
Net cash provided by (used in) financing activities	46,484	88,560

INCREASE (DECREASE) IN CASH	(172)	(1,995)

CASH AT BEGINNING OF PERIOD	2,809	8,406

CASH AT END OF PERIOD	$2,637	$6,411

Net cash used in operating activities during the six months ended June 30, 2012 decreased from $90,555 to $46,556, as compared to the prior year. During the six months ended June 30, 2012 the Company raised $30,000 of new funds from the sale of common stock. We also received funds from related party borrowings of $27,500, and paid down our bank loan by $11,116.

Internal Sources of Liquidity

For the six months ended June 30, 2012, the funds generated from our operations were insufficient to fund our daily operations. For the six months ended June 30, 2012, we had a gross margin of $72,524, and we were thus unable to meet our operating expenses of $212,276 for the same period. After accounting for our net other expenses (interest expenses) of $13,606 for this period, we suffered a net loss of $153,358 for the period. We can provide no assurance that funds from our operations will increase sufficiently to meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our expenses, we will need to seek other sources of financing to maintain liquidity.

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

In August 2010, the Company converted its existing $200,000 line of credit with the bank to a bank loan which is collateralized by all of assets of the Company’s subsidiary company, Staf*Tek, including all receivables and property and equipment. The bank loan agreement included the following provisions 1) An agreement to provide insurance coverage for the collateralized assets in the amount of $180,000; 2) covenants to provide certain financial documents to the bank on a monthly and annual basis. The interest rate on the loan is 6.5 % and the monthly principal and interest payment is $2,698. A final balloon payment of shall be due on the maturity date of August 31, 2013 in the amount equal to the then unpaid principal and accrued and unpaid interest.

During the six months ended June 30, 2012, we had a private offering in which we sold 60,000 shares of common stock to two accredited investors at a price of $0.50 per share for gross proceeds of $30,000.

We also borrowed $27,500 from related parties during the six months ended June 30, 2012.

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

Reference is made to “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011 for information concerning risk factors. There have been no material changes in the risk factors since the filing of this Annual Report with the SEC on June 30, 2012.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4.           CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Gerald McIlhargey, and our Treasurer, Mr. Kenneth L. Johnson (collectively, the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, June 30, 2012, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Internal Control over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2012. Based upon this evaluation, our Certifying Officers have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4T.           CONTROLS AND PROCEDURES

Not Applicable.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

On or about January 24, 2012, our subsidiary company, Staf*Tek was served notice that Danny McGowan, a former employee hired and assigned to work for a Staf*Tek’s client as a contractor, filed a lawsuit against Staf*Tek and it’s client in the district court in Tulsa County, Oklahoma, Case No. CJ-2011-7039, in connection with a wrongful termination complaint. Mr. McGowan alleges that he was terminated after one month of employment, but feels he had a guaranteed contract for six months. The wording in his employment agreement that he identifies as guaranteeing his employment for six months was inserted at the request of Staf*Tek’s client.

Staf*Tek’s client terminated Mr. McGowan for performance issues after one month of employment. Mr. McGowan filed a lawsuit against Staf*Tek and the client and subsequently filed a motion for default judgment, which was granted by the judge. On March 9, 2012, Stat*Tek filed a motion to vacate the default judgment and requested a new trial. Staf*Tek has engaged counsel and intends to vigorously defend this action. As of this date the client that terminated Mr. McGowan has been dismissed from the lawsuit by the judge because they had not been served within a 6 months of the original filing of the lawsuit by Mr. McGowan’s counsel. Mr. McGowan and his attorney were three weeks late responding to our request for discovery and we requested dismissal. However, the judge did not grant dismissal. Mr. McGowan is seeking damages against Staf*Tek in an amount in excess of $75,000. Management deems the suit to be without merit, however, the costs of defending against the complaint could be substantial.

ITEM 1A.           RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

Reference is made to “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011 for information concerning risk factors. There have been no material changes in the risk factors since the filing of this Annual Report with the SEC on June 30, 2012.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In a private placement during the six months ended June 30, 2012, the Company sold 60,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $30,000. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

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

Date: August 13, 2012

ST. JOSEPH, INC.

/s/ GERALD MCILHARGEY
Gerald McIlhargey, Chief Executive Officer

