Form 10-Q
period 2012-09-30
ST JOSEPH INC
filed 2012-11-14
CIK 1177135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

[  ] Yes [  ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,679,802 shares as of November 14, 2012.

ST. JOSEPH, INC.

Form 10-Q

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ST. JOSEPH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Derived from audited financial statements)
ASSETS

CURRENT ASSETS:
Cash	$4,531	$2,809
Accounts receivable, net of allowance for doubtful accounts of $2,208 (unaudited) and $2,208, respectively	49,576	81,441
Total current assets	54,107	84,250

Property and equipment, net of accumulated depreciation of $153,915 (unaudited) and $153,053, respectively	211	1,073
Deposits	1,230	1,230

Total Assets	$55,548	$86,553

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$279,638	$253,451
Accrued liabilities	98,701	17,418
Accrued preferred dividend	42,047	42,047
Bank loan and notes payable:
Bank loan, current maturities	140,319	25,908
Advance from officer	20,200	16,700
Loan from officer	45,000	21,000
Total current liabilities	625,905	376,524

LONG-TERM DEBT:
Bank loan, less current maturities	-	129,112
Total liabilities	625,905	505,636

STOCKHOLDERS’ DEFICIT:
Preferred stock, Series A; $0.001 par value, $3.00 face value; 25,000,000 shares authorized; 5,708 (unaudited) and 5,708 shares issued and outstanding, respectively	6	6
Common stock, $0.001 par value; 100,000,000 shares authorized, 11,679,802 (unaudited) and 11,612,302 issued and outstanding, Respectively	11,680	11,612
Additional paid-in capital	2,819,501	2,681,693
Retained deficit	(3,401,544)	(3,112,394)
Total stockholders’ deficit	(570,357)	(419,083)

Total Liabilities and Stockholders’ Deficit	$55,548	$86,553

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES:
Contract	$121,047	$90,559	$343,273	$310,520
COST OF REVENUES	77,942	65,956	227,644	229,883

Gross Margin	43,105	24,603	115,629	80,637

COSTS AND EXPENSES:
General and Administrative Expenses	174,940	240,914	386,641	439,186
Depreciation and Amortization	287	287	862	862
Total Costs and Expenses	175,227	241,201	387,503	440,048

Operating Income (Loss)	(132,122)	(216,598)	(271,874)	(359,411)
OTHER INCOME AND (EXPENSE):
Other Income (Expense)	-	-	-	75
Interest Expense	(3,670)	(5,906)	(17,276)	(17,581)
Net Other Expense	(3,670)	(5,906)	(289,150)	(17,506)
Loss before provision for income taxes	(135,792)	(222,504)	(289,150)	(376,917)

Provision for income taxes	-	-	-	-
Net Loss	$(135,792)	$(222,504)	$(289,150)	$(376,917)

Loss applicable to common stockholders	$(135,792)	$(222,504)	$(289,150)	$(376,917)

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average common shares outstanding	11,674,802	11,414,476	11,632,135	11,298,236

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional		Stock
	Preferred Stock-Series A		Common Stock		Paid-in	Retained	Subscription
	Shares	Par value	Shares	Par value	Capital	Deficit	Receivable	Total

Balance December 31, 2011	5,708	$6	11,612,302	$11,612	$2,681,693	$(3,112,394)	$-	$(419,083)

Sale of common stock @ $0.50 per share	-	-	60,000	60	29,940	-	-	30,000
Sale of common stock @ $1.05 per share	-	-	7,500	8	7,867	-	-	7,875
Modification of stock options	-	-	-	-	100,001	-	-	100,001
Net loss for the nine months ended September 30, 2012	-	-	-	-	-	(289,150)	-	(289,150)

Balance September 30, 2012	5,708	$6	11,679,802	$11,680	$2,819,501	$(3,401,544)	$-	$(570,357)

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended
	September 30,
	2012	2011
OPERATING ACTIVITIES

Net loss	$(289,150)	$(376,917)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	862	862
Share-based compensation	100,001	156,067
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	31,865	40,712
Increase/(decrease) in accounts payable	26,187	40,835
Increase/(decrease) in accrued liabilities	81,283	(3,131)
Net cash provided by (used in) operating activities	(48,952)	(141,572)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Repayment on bank loan	(14,701)	(12,225)
Receipt of stock subscription receivable	-	25,000
Proceeds from officer advance	3,500	6,200
Proceeds from officer loan	24,000	5,000
Payments on preferred stock dividends	-	(13,440)
Proceeds from sale of common stock	37,875	125,000
Net cash provided by (used in) financing activities	50,674	135,535

INCREASE (DECREASE) IN CASH	1,722	(6,037)

CASH AT BEGINNING OF PERIOD	2,809	8,406

CASH AT END OF PERIOD	$4,531	$2,369

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$17,271	$17,581

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The condensed balance sheet at December 31, 2011 has been derived from financial statements included in the Form 10-K. The accompanying unaudited financial statements at September 30, 2012 presented herein have been prepared by St. Joseph, Inc. (the “Company”) in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The results of operations presented for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

There is no provision for dividends for the quarter to which this quarterly report relates.

Financial data presented herein are unaudited.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net capital deficiency at September 30, 2012 and December 31, 2011. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

During the nine months ended September 30, 2012 and year ended December 31, 2011, an officer advanced the Company $3,500 and $16,700, respectively, for working capital in exchange for two promissory notes. The notes matured on December 31, 2011 and did not bear any interest. The notes have been extended until December 31, 2012.

On June 30, 2011, the Company borrowed $5,800 from an employee under the terms of a promissory note. The terms of the note required that the entire amount be repaid by July 30, 2011 with no interest. The note was subsequently repaid in full on July 5, 2011.

During the three months ended September 30, 2012, a Director of the Company exercised 7,500 shares of its common stock at a strike price of $1.05 per share (see Note 7) for total consideration of $7,875.

During the year ended December 31, 2011, the Company sold 20,000 shares of its common stock in a private placement for $0.50 per share to an officer of the Company’s subsidiary for total consideration of $10,000.

During the year ended December 31, 2010, the Company sold 10,000 shares of its common stock in a private placement for $0.50 per share to an officer of the Company’s subsidiary for total consideration of $5,000.

(3)	Bank Loan

The Company originally had a $200,000 line of credit of with the bank. In August 2010, the Company converted its line of credit with the bank to a bank loan which is collateralized by all of assets of the Company’s subsidiary company, Staf*Tek, including all receivables and property and equipment. The bank loan agreement included the following provisions 1) an agreement to provide insurance coverage for the collateralized assets in the amount of $180,000; 2) covenants to provide certain financial documents to the bank on a monthly and annual basis. The interest rate on the loan is 6.5 % and the monthly principal and interest payment is $2,698. A final balloon payment in the amount of equal to the unpaid principal and accrued and unpaid interest shall be due on the maturity date of August 31, 2013.

As at September 30, 2012 and December 31, 2011, $143,904 and $155,020 respectively was owed to the bank, repayable as follows:

	September 30, 2012	December 31, 2011

2012	$8,275	$25,908
2013	132,044	129,112

	$140,319	$155,020

Interest expense on the Company’s bank borrowing was $7,265 and $8,294, during the nine months ended September 30, 2012 and 2011, respectively.

(4)	Shareholders’ Deficit

Preferred Stock

The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock and 5,708 have not been converted to common stock at September 30, 2012. During the nine months ended September 30, 2012, the Company did not issue any Series A Convertible Preferred Stock. Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, which was paid quarterly on a calendar basis for a period of 5 years. The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends total $42,047 and $42,047 as of September 30, 2012 and December 31, 2011, respectively. The Company will commence dividend payments pursuant to the terms of a settlement agreement as funds are available.

Common Stock

In a private placement during the nine months ended September 30, 2012, the Company sold 60,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $30,000. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

During the three months ended September 30, 2012, a Director of the Company exercised 7,500 shares of its common stock at a strike price of $1.05 per share (see Note 7) for total consideration of $7,875.

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

Equity Awards Granted to Employees

The following schedule summarizes the changes in the Company’s equity awards for the nine months ended September 30, 2012.

			Weighted	Weighted
	Awards		Average	Average
	Outstanding	Exercise	Exercise	Remaining	Aggregate
	and	Price	Price	Contractual	Intrinsic
	Exercisable	Per Share	Per Share	Life	Value
Outstanding at January 1, 2012	460,000	$1.05	$1.05	0.65 yrs.	$-
Granted	-	$-	$-
Exercised	(7,500)	$1.05	$1.05
Cancelled/Expired	-	$-	$-
Outstanding and exercisable at September 30, 2012	452,500	$1.05	$1.05	0.25 yrs.	$-

On August 10, 2011 the Company’s board of directors extended the deadline for the exercise of the 460,000 options by one year from August 24, 2011 to August 24, 2012 and further extended the deadline to December 31, 2012 in a board of directors meeting on August 23, 2012. The extension was considered a modification of the original stock options. Accordingly, the Company re-valued the stock options, which resulted in a charge to share-based compensation totaling $100,001 for the three months ended September 30, 2012. The options expired in December 2012.

All issued stock options were fully vested as of December 31, 2011 and 2010. Aggregate intrinsic value is calculated by determining the amount by which the market price of the stock exceeds the exercise price of the options on September 30, 2012, and then multiplying that amount by the number of options.  The exercise price exceeds the market value of the stock on September 30, 2012; therefore the aggregate intrinsic value is zero.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of operations. There has been $435 paid in interest or penalties during the nine months ended September 30, 2012.

(6)	Concentration of Credit Risk

The Company conducts a significant portion of its operations with one customer. During the nine months ended September 30, 2012 and 2011, approximately 78% and 86%, respectively of the Company’s service revenues were conducted with this one customer.

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

Rent expense during the nine months ended September 30, 2012 and 2011 were $26,992 and $26,924, respectively.

(9)	Subsequent Events

The Company has evaluated subsequent events through November 14, 2012. Other than those described below, there have been no subsequent events after September 30, 2012 for which disclosure is required.

On August 8, 2012, St. Joseph, Inc. filed an 8-K current report in connection with the signing of a nonbinding Letter of Intent with Karavos Holdings Limited, for the arrangement of an acquisition of 100% of a holding company which owns 50% interest in a domestic telecommunications operating company. The 8-K current report can be viewed at the SEC’s website; http://www.sec.gov/Archives/edgar/data/1177135/000149315212000866/form8k.htm.

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

Proposed Reverse Acquisition

On August 7, 2012, we entered into a nonbinding Letter of Intent with Karavos Holdings Limited, for the arrangement of an acquisition of 100% of an affiliated holding company which owns 50% voting interest in a domestic telecommunications company that operates telecommunication services to retail customers and to the wholesale market, including to resellers, competitive local exchange carriers (CLECs) and facilities-based carriers.

The Letter of Intent contemplates the transaction being structured as a reverse acquisition with St. Joseph, Inc. purchasing the holding company that owns the 50% voting interest in the telecommunications company in return for the issuance to Karavos Holdings Limited of (i) such number of shares of common stock that will be equal to not less than 80% of the total issued and outstanding shares of St. Joseph, Inc. on a fully diluted and converted basis, or (ii) preferred stock convertible into such number of common stock.

The Letter of Intent contemplates that if the parties proceed with the transaction, on its consummation, St Joseph’s board of directors and executive officers will be replaced by nominees to be named by the existing equity holders of the company.

The Letter of Intent is nonbinding as to the consummation of the proposed acquisition transaction, with any obligation to proceed with such a transaction to be included in a definitive agreement to be negotiated between the parties.

However, certain terms are binding on both parties, most notably, a requirement that we will not solicit other parties, or negotiate with other parties, regarding the entry into any merger, acquisition or business combination until the earlier to occur of (i) the mutual termination of negotiations under the Letter of Intent, (ii) the signing of a definitive agreement contemplated by the Letter of Intent, or (iii) the date 6 months from the date of acceptance of the Letter of Intent. Additionally, the Letter of Intent requires that without the prior written consent of Karavos Holdings we shall:

●	not enter into or amend any existing agreements and contracts (otherwise than in the ordinary course of business) including but not limited to, agreements with our directors or officers or employees;
●	enter into any new transaction or arrangement other than in the ordinary course of business;
●	issue or agree to issue any shares, warrants or other securities or loan capital or grant or agree to grant any option over or right to acquire or convertible into any share or loan capital or otherwise take any action which may result in Karavos Holdings Limited acquiring a percentage interest in the Company (on a fully diluted basis) lower than that contemplated in this Letter of Intent or the Company reducing its interest in any subsidiary;
●	declare, pay or make any dividends or other distributions; or
●	become and remain as the sole legal and beneficial owner of all registrable and non-registrable intellectual and other intangible property rights (including but not limited to domain names) created, developed, used or adapted by the business or operation of the Company.

The execution of a definitive agreement is conditional on St. Joseph and Karavos Holdings Limited satisfactorily completing their respective due diligence reviews.

The Letter of Intent states that as a condition to the signing of a definitive agreement for the proposed acquisition, we are required to raise $14,000,000 in net proceeds through the sale of stock. Our management contemplates that these funds will be raised via a private placement to approved accredited investors. The funds from this private placement are to be held in escrow pending the completion of the proposed acquisition. We can provide no assurance that we will be able to raise these funds, and in the event we are unable to raise the funds the acquisition may be abandoned.

The proposed transaction may be subject to the approval of our shareholders and the approval of Karavos Holdings Limited owners. The approvals needed will depend on the transaction structure contained in any definitive agreement that may be entered into. We cannot provide any assurance that the required approvals will be granted, and in the event they are not, we will not be able to proceed with the transaction.

Any consummation of the proposed transaction will need to be performed in compliance with applicable securities laws and regulations, and may require the filing of comprehensive disclosure documents which may add to the expense and time needed for the completion of the transaction. Depending on the final transaction structure we may need to register as an Investment Company under the Investment Company Act of 1940 or obtain an exemption from such registration. In such event, we may have to abandon the transaction of we not able to register as an Investment Company or not able to obtain an exemption.

Our management cautions investors against making investment decisions based on any expectation that the proposed transaction will be consummated, or that the proposed transaction will result in any increase in share value, because, in its view, such expectations are speculative.

Staf*Tek Services, Inc.

Staf*Tek Services, Inc. (“Staf*Tek”) was organized as an Oklahoma corporation on January 2, 1997. On January 2, 2004, we closed our acquisition of Staf*Tek pursuant to an agreement by which we acquired 100% percent of the issued and outstanding shares of Staf*Tek’s common stock in exchange for (i) 386,208 shares of our $0.001 par value Series A convertible preferred stock; (ii) 219,500 shares of our $0.001 par value common stock; and (ii) $200,000 in cash. Our Series A convertible preferred stock has a face value of $3.00 per share with a yield of 6.75% dividend per annum, payable on a quarterly basis out of funds legally available therefore, for a period of five years. The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends and will commence dividend payments pursuant to the terms of a settlement agreement as funds are available. There is an accrued amount of Series A Convertible Preferred Stock dividends in the amount of $42,047 as of September 30, 2012 ($42,047 at December 31, 2011).

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

Results of Operations for the Nine months ended

	Nine months ended
	September 30,
	2012		2011
		% of		% of	Change	Change
	$	Revenue	$	Revenue	$	%
REVENUES:
Contract	$343,273	100.00%	$310,520	100.00%	$32,753	9.54%
COST OF REVENUES	227,644	66.32%	229,883	74.03%	(2,239)	-0.98%

Gross Margin	115,629	33.68%	80,637	25.97%	34,992	30.26%

COSTS AND EXPENSES:
General and Administrative Expenses	386,641	112.63%	439,186	141.44%	(52,546)	-13.59%
Depreciation and Amortization	862	0.25%	862	0.28%	-	-0.03%
Total Costs and Expenses	387,503	112.88%	440,048	141.71%	(52,546)	-13.56%

Operating Income (Loss)	(271,874)	-79.20%	(359,411)	-115.74%	87,538	-32.20%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	-	0.00%	75	0.02%	(75)	-100.00%
Interest Expense	(17,276)	-5.03%	(17,581)	-5.66%	304	-1.76%
Net Other Expense	(17,276)	-5.03%	(17,506)	-5.64%	229	-1.33%
Loss before provision for income taxes	(289,150)	-84.23%	(376,917)	-121.38%	87,767	-30.35%

Provision for income taxes	-	0.00%	-	0.00%	-	0.00%

Net Loss	$(289,150)	-84.23%	$(376,917)	-121.38%	$87,767	-30.35%

Gross Profit

For the nine months ended September 30, 2012, we had a gross profit of $115,629 compared to a gross profit of $80,637 for the nine months ended September 30, 2011. This increase in our gross profitability of $34,992, or approximately 30.3% over the prior period, is due primarily to a decrease in our cost of revenues.

Revenues for the nine months ended September 30, 2012 increased to $343,273 from $310,520 for the nine months ended September 30, 2011. This increase in net revenues of $32,753, or approximately 9.5%, over the prior period, is due primarily to a slight increase in the number of contractors working for us.

Cost of revenues for the nine months ended September 30, 2012 decreased to $227,644 from $229,883 for the nine months ended September 30, 2011. This decrease in cost of revenues of $2,239, or approximately 1.0%, over the prior period, is due primarily to an increase in margins we earned on the contractors working for us.

Total Costs and Expenses

Total costs and expenses for the nine months ended September 30, 2012 decreased to $387,503 from $440,048 for the nine months ended September 30, 2011. This decrease in our total operating expenses of $52,545 is approximately 13.6% below that of the prior period resulting from a decrease in the charge for stock-based compensation in connection with the modification and revaluation of our outstanding common stock options.

General and administrative expenses for the nine months ended September 30, 2012 decreased to $386,641 from $439,186 for the nine months ended September 30, 2011. This decrease in general and administrative expenses of $52,545 is approximately 13.6% below that of the prior period resulting from a decrease in the charge for stock-based compensation in connection with the modification and revaluation of our outstanding common stock options.

Other Income/Expenses

Interest expense for the nine months ended September 30, 2012 decreased to $17,276 from $17,581 for the nine months ended September 30, 2011. This decrease in interest expense of $305, or approximately 1.8% under the prior period, is due primarily to the decrease in interest due on legal fees and our bank borrowings.

Operating and Net Losses

For the nine months ended September 30, 2012, we incurred an operating loss of $271,874 compared to an operating loss for the nine months ended September 30, 2011 of $359,411.

Net loss for the nine months ended September 30, 2012 decreased to $289,150 from $376,917 for the nine months ended September 30, 2011. This decrease in net losses of $87,767 is approximately 30.4% over that of the prior period resulting from a decrease in the charge for stock-based compensation in connection with the modification and revaluation of our outstanding common stock options.

Three months results of operations

Results of Operations for the Three Months Ended

	Three Months Ended
	September 30,
	2012		2011
		% of		% of	Change	Change
	$	Revenue	$	Revenue	$	%
REVENUES:
Contract	$121,047	100.00%	$90,559	100.00%	$30,488	25.19%
COST OF REVENUES	77,942	64.39%	65,956	72.83%	11,986	15.38%

Gross Margin	43,105	35.61%	24,603	27.17%	18,502	42.92%

COSTS AND EXPENSES:
General and Administrative Expenses	174,939	144.52%	240,914	266.03%	(65,975)	-37.71%
Depreciation and Amortization	287	0.24%	287	0.32%	-	0.09%
Total Costs and Expenses	175,226	144.76%	241,201	266.35%	(65,975)	-37.65%

Operating Income (Loss)	(132,121)	-109.15%	(216,598)	-239.18%	84,477	-63.94%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	-	0.00%	-	0.00%	-	0.00%
Interest Expense	(3,671)	-3.03%	(5,906)	-6.52%	2,235	-60.90%
Net Other Expense	(3,671)	-3.03%	(5,906)	-6.52%	2,235	-60.90%
Loss before provision for income taxes	(135,792)	-112.18%	(222,504)	-245.70%	86,712	-63.86%

Provision for income taxes	-	0.00%	-	0.00%	-	0.00%

Net Loss	$(135,792)	-112.18%	$(222,504)	-245.70%	$86,712	-63.86%

Gross Profit

For the three months ended September 30, 2012, we had a gross profit of $43,105 compared to a gross profit of $24,603 for the three months ended September 30, 2011. This increase in our gross profitability of $18,502, or approximately 42.3% over the prior period, is due primarily to a decrease in our cost of revenues.

Revenues for the three months ended September 30, 2012 increased to $121,047 from $90,559 for the three months ended September 30, 2011. This increase in net revenues of $30,488, or approximately 25.2%, over the prior period, is due primarily to a slight increase in the number of contractors working for us.

Cost of revenues for the three months ended September 30, 2012 increased to $77,942 from $65,975 for the three months ended September 30, 2011. This increase in cost of revenues of $11,986, or approximately 15.4%, over the prior period, is due primarily to an increase in the number of contractors working for us.

Total Costs and Expenses

Total costs and expenses for the three months ended September 30, 2012 decreased to $175,226 from $241,201 for the three months ended September 30, 2011. This decrease in our total operating expenses of $65,975 is approximately 37.7% over that of the prior period resulting from a decrease in the charge for stock-based compensation in connection with the modification and revaluation of our outstanding common stock options.

General and administrative expenses for the three months ended September 30, 2012 decreased to $174,939 from $240,914 for the three months ended September 30, 2011. This decrease in general and administrative expenses of $65,975 is approximately 37.7% over that of the prior period resulting from a decrease in the charge for stock-based compensation in connection with the modification and revaluation of our outstanding common stock options.

Other Income/Expenses

Interest expense for the three months ended September 30, 2012 decreased to $3,671 from $5,906 for the three months ended September 30, 2011. This decrease in interest expense of $2,235, or approximately 60.9% over the prior period, is due primarily to the decrease in interest due on legal fees and our bank borrowings.

Operating and Net Losses

For the three months ended September 30, 2012, we incurred an operating loss of $132,121 compared to an operating loss for the three months ended September 30, 2011 of $222,504.

Net loss for the three months ended September 30, 2012 decreased to $135,792 from $222,504 for the three months ended September 30, 2011. This decrease in net losses of $86,712 is approximately 63.9% over that of the prior period resulting from a decrease in the charge for stock-based compensation in connection with the modification and revaluation of our outstanding common stock options.

Liquidity and Capital Resources

As of September 30, 2012, we had a cash balance of $4,531.

During the nine months ended September 30, 2012 and 2011, the Company’s summarized cash flow activities were as follows:

Cash flow activities

	Nine months ended
	September 30,
	2012	2011

Net cash provided by (used in) operating activities	$(48,952)	$(141,572)
Net cash provided by (used in) financing activities	50,674	135,535

INCREASE (DECREASE) IN CASH	1,722	(6,037)

CASH AT BEGINNING OF PERIOD	2,809	8,406

CASH AT END OF PERIOD	$4,531	$2,369

Net cash used in operating activities during the nine months ended September 30, 2012 decreased from $141,572 to $48,952, as compared to the prior year. During the nine months ended September 30, 2012 the company raised $37,875 of new funds from the sale of common stock. We also received funds from related party borrowings of $27,500, and paid down our bank loan by $14,701.

Internal Sources of Liquidity

For the nine months ended September 30, 2012, the funds generated from our operations were insufficient to fund our daily operations. For the nine months ended September 30, 2012, we had a gross margin of $115,629, and we were thus unable to meet our operating expenses of $387,503 for the same period (which includes $100,001 of non-cash share-based compensation). After accounting for our net other expenses (interest expenses) of $17,276 for this period, we suffered a net loss of $289,150 for the period. We can provide no assurance that funds from our operations will increase sufficiently to meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our expenses, we will need to seek other sources of financing to maintain liquidity.

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

During the nine months ended September 30, 2012, we had a private offering in which we sold 60,000 shares of common stock to an accredited investor at a price of $0.50 per share for gross proceeds of $30,000.

During the three months ended September 30, 2012, a Director of the Company exercised 7,500 shares of its common stock at a strike price of $1.05 per share (see Note 7) for total consideration of $7,875.

We also borrowed $27,500 from related parties during the nine months ended September 30, 2012.

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

ITEM 4.       CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Gerald McIlhargey, and our Treasurer, Mr. Kenneth L. Johnson (collectively, the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, September 30, 2012, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Internal Control over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2012. Based upon this evaluation, our Certifying Officers have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In a private placement during the nine months ended September 30, 2012, the Company sold 60,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $30,000. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends and will commence dividend payments pursuant to the terms of a settlement agreement as funds are available. There is an accrued amount of Series A Convertible Preferred Stock dividends in the amount of $42,047 as of September 30, 2012 ($42,047 at December 31, 2011).

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

Date: November 14, 2012

ST. JOSEPH, INC.

/s/ GERALD MCILHARGEY
Gerald McIlhargey, Chief Executive Officer

