Form 10-K
period 2012-12-31
ST JOSEPH INC
filed 2013-04-01
CIK 1177135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number: 0-49936

ST. JOSEPH, INC.

(Exact name of Small Business Issuer as specified in its charter)

COLORADO	CH 90-0197648
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

4870 S. Lewis, Suite 250, Tulsa, OK	74105
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Based on the closing sale price of $0.53 of the registrant’s common stock on the last business day of our most recently second fiscal quarter, June 30, 2012, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold was $4,839,390.

As of March 18, 2013 there were 11,900,802 shares of the registrant’s Common Stock issued and outstanding.

ST. JOSEPH, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2012

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

Forward looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intend,” “expect,” “anticipate,” “assume”, “hope”, “plan,” “believe,” “seek,” “estimate,” “predict,” “approximate,” “potential,” “continue”, or the negative of such terms. Statements including these words and variations of such words, and other similar expressions, are forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable based upon our knowledge of our business, we cannot absolutely predict or guarantee our future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

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

Staf*Tek was founded on the premise that there is an increasing demand for high quality outsourced professional services. Staf*Tek’s business premise combines client service orientation and commitment to quality. Staf*Tek is positioned to take advantage of what we believe are two converging trends in the outsourced professional services industry — increasing demand for outsourced professional services by corporate clients and increasing the supply of professionals interested in working on an outsourced basis. Staf*Tek believes that its business premise allows it to offer challenging yet flexible career opportunities, attract highly qualified, experienced professionals and, in turn, attract clients with varying professional needs.

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

Supply of Professionals

Concurrent with the growth in the demand for outsourced services, Staf*Tek is of the belief, based on discussions with its associates that the number of professionals seeking work on a project and non-project basis has increased due to a desire for:

●	More flexible hours and work arrangements, coupled with competitive wages and benefits; and

●	Challenging engagements that advance careers, develop skills, and add to experience.

Staf*Tek maintains its own database of approximately 20,000 trained independent contract professionals. Once a professional is placed, he or she either becomes an employee of our Company or the client’s employee.

Marketing and Recruiting

Staf*Tek markets its temporary and permanent staffing services to business clients as well as employment candidates. Marketing and recruiting directed to business clients and employment candidates consists primarily of yellow pages advertisements, classified advertisements, websites, internet job sites, trade shows and website promotion on the Internet.

We and our subsidiaries have registered the following domain names: getsmartonline.com, staftek.com, confidentialsearch.com and stjosephinc.com.

Management of the Staf*Tek’s temporary and permanent staffing operations is coordinated from our headquarters in Tulsa, Oklahoma. Our headquarters provides support and centralized services related to administrative, marketing, public relations, accounting and training.

Competition

Staf*Tek’s temporary and permanent staffing services face competition in attracting clients as well as high-quality specialized employment candidates. The temporary and permanent placement businesses are highly competitive, with a number of firms offering services similar to those provided by Staf*Tek on a national, regional or local basis. In many areas the local companies are the most successful competitors. The most significant competitive factors in the temporary and permanent placement businesses are price and the reliability of service, both of which are often a function of the availability and quality of professional personnel. We believe that Staf*Tek derives a competitive advantage from its extensive experience and commitment to the specialized employment market, temporary employees placed by it are, in fact, Staf*Tek’s employees for all purposes while they are working on assignments. Once a professional is permanently placed, he or she either becomes an employee of Staf*Tek or of Staf*Tek’s client. During the temporary phase, Staf*Tek pays the related costs of employment, such as workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. Staf*Tek provides access to voluntary health insurance coverage to interested employees.

Major Clients

We are dependent on a small number of clients for all of our revenues and on one client for a significant percentage of our revenues. During our year ended December 31, 2012, approximately 80% of our revenues were derived from our largest client and all of our revenues were derived from a total of three clients.

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

Reports to Security Holders

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with the Exchange Act we file reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). Our security holders or any member of the public may inspect and copy the reports, proxy statements and other information filed by us with the Commission at the public reference facilities maintained by the Commission at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549, as well as the Commission’s Regional Offices. Our security holder or any member of the public may also call the Commission at 1-800-SEC-0330 for more information about the public reference room, how to obtain copies of documents by mail or how to access documents electronically on the Commission’s Web site at (http://www.sec.gov).

ITEM 1A. RISK FACTORS

Our business prospects are subject to various risks and uncertainties that impact our business. The most important of these risks and uncertainties are as follows:

Our auditor has expressed substantial doubt as to our ability to continue as a going concern. An inability to continue as a going concern would likely lead to a loss of your entire investment.

Our independent certified public accountant’s report on our financial statements for the fiscal years ended December 31, 2012 and 2011 contains an explanatory paragraph indicating that we have incurred recurring losses, and as of December 31, 2012, had negative working capital and a net capital deficiency. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our revenues and our total assets have declined precipitously over the last several years while our stockholder’s deficit has increased, creating doubt as to our ability to continue our operations or achieve profitability.

During our 2012 fiscal year, we had revenues of $427,376, down from $467,907 in our 2011 fiscal year, and down from $534,001 in our 2010 fiscal year. As of December 31, 2012 we had total assets of $37,545, down from $86,553 on December 31, 2011 and down from $102,134 on December 31, 2010. Over this period of time, our total stockholders’ deficit increased to $645,798 as of December 31, 2012, as compared to $419,083 as of December 31, 2011 and $374,571 as of December 31, 2010. These declines in our revenues and asset value, combined with our growing stockholders’ deficit create doubt that we will be able to remain in operation or achieve profitability. We have been relying primarily on funds raised from the sale of our shares in private placements and on our secured line of credit for operating capital. However, our declining business operations may increase the difficulty of raising additional funds. If we are unable to reverse these trends, we may go out of business, and our stockholders may lose their entire investment.

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

We have an outstanding bank loan that is secured by substantially all of our assets. As of December 31, 2012, the outstanding balance on this loan was $131,997. The loan carries interest in the amount of 6.5% per annum. We must make monthly payments of principal and interest in the amount of $2,698 per month with a balloon payment in the amount of $117,937 coming due on August 31, 2013. In the event we default on this loan, the bank may foreclose on our assets. If any such foreclosure were to occur, we would not be able to continue operating.

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

80% of our revenues come from one client.

During our year ended December 31, 2012, approximately 80% of our revenues were derived from our largest client. The loss of this client or the decline in business from this client would have a material adverse effect on our revenues and profits. Accordingly, any events that create an adverse affect on this client’s operations or financial performance may also create a material adverse effect on our revenues and profits.

Our revenues are generated by only two clients.

At the present time, our revenues come from only two clients. The loss of any of these clients or the decline in business from any of these clients will have a material adverse effect on our revenues and profits.

Our common stock is subject to the SEC’s Penny Stock Regulations which may affect the liquidity for our stock, the ability of our stockholders to resell their shares through a broker-dealer, and their ability to obtain accurate price quotations.

Our common stock is subject to the SEC’s “penny stock” rules. These regulations define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, these rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to the broker-dealer and the registered underwriter, current quotations for the securities, information on the limited market in penny stocks and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealers’ presumed control over the market. In addition, the broker-dealer must obtain a written statement from the customer that such disclosure information was provided and must retain such acknowledgment for at least three years. Further, monthly statements must be sent disclosing current price information for the penny stock held in the account. The penny stock rules also require that broker-dealers engaging in a transaction in a penny stock make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the purchase. The foregoing rules may materially and adversely affect the liquidity for the market of our common stock, if any such public market develops. Such rules may also affect the ability of broker-dealers to sell our common stock in any such public market, the ability of holders of such securities to obtain accurate price quotations and may therefore impede the ability of holders of our common stock to sell such securities in the secondary market.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We lease approximately 2,286 square feet of office space from a non-affiliated third party at 4870 South Lewis, Suite 250, Tulsa, OK 74105. Our monthly lease payment is $2,715. We currently lease this office on a month-to-month basis.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol STJO.

The following table shows the high and low bid information for our common stock for each quarter during 2011 - 2012.

QUARTER	LOW BID	HIGH BID

Quarter ending December 31, 2012	$0.70	$1.20
Quarter ending September 30, 2012	$0.51	$1.48
Quarter ending June 30, 2012	$0.51	$0.80
Quarter ending March 31, 2012	$0.45	$0.86
Quarter ending December 31, 2011	$0.57	$1.00
Quarter ending September 30, 2011	$0.62	$1.08
Quarter ending June 30, 2011	$0.27	$0.63
Quarter ending March 31, 2011	$0.45	$0.62

The above information was obtained from the NASD. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. There is currently no public trading market for our preferred stock.

As of December 31, 2012, representing the last trading day of our most recently completed fiscal quarter, there were 11,809,802 shares of common stock issued and outstanding, held by approximately 292 shareholders of record. Within the holders of record of our common stock are depositories, such as Cede & Co., that hold shares of stock for several brokerage firms which, in turn, hold shares of stock for a multitude of additional beneficial owners. Accordingly, it is impossible for us to determine exactly how many beneficial stockholders we actually have. As of December 31, 2012, there were 5,708 shares of our Series A Convertible Preferred Stock issued and outstanding, held by one shareholder of record.

As of December 31, 2012, there were 452,500 outstanding options or warrants to purchase shares of common stock and 5,708 outstanding shares of Series A Preferred Stock convertible into shares of the Company’s Common Stock. The options may be converted into common shares at a weighted average exercise price of $1.05 per share and the preferred shares may be converted into common shares on a one for one basis.

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

Penny Stock

Our common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) (1) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The Securities and Exchange Commission (“SEC”) generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our Common Stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. “Accredited investors” are persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our Common Stock and may affect the ability of our shareholders to sell their shares.

Recent Sales of Unregistered Securities

Set forth below is information regarding the sale of equity securities during the year ended December 31, 2012 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and which were not previously disclosed either in a quarterly report on Form 10-Q or on a current report on Form 8-K:

In a private placement during the year ended December 31, 2012, the Company sold 190,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $95,000. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

During the year ended December 31, 2012, a Director of the Company exercised 7,500 shares of its common stock at a strike price of $1.05 per share (see Note 7) for total consideration of $7,875.

In a private placement conducted subsequent to December 31, 2012, the Company sold 91,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $45,500. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our audited Consolidated Financial Statements and accompanying Notes, included herein. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be given serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the “safe harbor” protections available to some publicly reporting companies under applicable federal securities law do not apply to us as an issuer of penny stocks. Our actual results could differ materially from the results anticipated in these statements as a result of a variety of factors, including those discussed in our filings with the Securities and Exchange Commission and as discussed in the sections under the heading “Risk Factors” in this Report.

Any reference to “we,” “us” and “our” herein shall mean St. Joseph, Inc., together with its consolidated subsidiary, Staf*Tek Services, Inc.

Overview

For the year ended December 31, 2012, we generated revenues of $427,376, down from $467,907 for the year ended December 31, 2011. The decrease is primarily due to the decrease in revenues from the loss in Staf*Tek’s contracted employees whom either fulfilled their contracts or were laid off. For the year ending December 31, 2012, Staf*Tek’s total service revenues decreased by $40,531, when compared to the total service revenues for 2011.

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

These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence. (See “Risk Factors” and “Financial Statements Footnote 1.”)

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

Results of Operations for the Twelve Months Ended December 31, 2012 and 2011

					Change	Change
	December 31, 2012		December 31, 2011		$	%

Net Revenues	$427,376	100.0%	$467,907	100.0%	$(40,531)	-8.66%
Cost of Revenues	289,236	67.68%	342,470	73.19%	(53,234)	-15.54%

Gross Margin (loss)	138,140	32.32%	125,437	26.81%	12,703	10.13%

Operating Expenses:
Selling, General and
Administrative Expenses	627,726	146.88%	544,240	116.31%	83,486	15.34%
Depreciation and Amortization	1,073	0.25%	1,149	0.25%	(76)	-6.61%
Total Operating Expenses	628,799	147.13%	545,389	116.56%	83,410	15.29%

Income (Loss) from Operations	(490,659)	-114.81%	(419,952)	-89.75%	(70,707)	16.84%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	867	0.20%	75	0.02%	792	1056.00%
Interest Expense	(29,361)	-6.87%	(25,701)	-5.49%	(3,660)	14.24%

Net Other Expense	(28,494)	-6.67%	(25,626)	-5.48%	(2,868)	11.19%

Loss before provision for income taxes	(519,153)	-121.47%	(445,578)	-95.23%	(73,575)	16.51%

Provision for Income Taxes	-	0.00%	-	0.00%	-	0.00%

Net Income (Loss)	(519,153)	-121.47%	(445,578)	-95.23%	(73,575)	16.51%

Benefit from tax loss carryforward	-	0.00%	-	0.00%	-	0.00%

Net Income (Loss)	$(519,153)	-121.47%	$(445,578)	-95.23%	$(73,575)	16.51%

Net Revenues

Net Revenues for the twelve months ended December 31, 2012 decreased to $427,376 from $467,907 for the twelve months ended December 31, 2011. The decrease in net revenues of 40,531 or approximately 9%, below the 2011 period is due primarily to decreased revenues generated by the loss of contracted employees and a decrease in hiring due to economic conditions since the prior period.

Cost of Revenues

Cost of Revenues for the twelve months ended December 31, 2012 decreased to $289,236 from $342,470 for the twelve months ended December 31, 2011. The overall decrease in cost of revenues of $53,234, or approximately 16%, below the 2011 period is directly attributable to the cost associated with the decrease in number of newly contracted employees described above.

Gross Margin

The overall gross margin for the twelve months ended December 31, 2012 increased to $138,140 from $125,437 for the twelve months ended December 31, 2011. The overall increase in gross margin of $12,703 or approximately 10% over the 2011 period is directly attributable to reduced costs in hiring and retaining our newly contracted employees.

Operating Expenses

Total operating expenses for the twelve months ended December 31, 2012 increased to $628,799 from $545,389 for the twelve months ended December 31, 2011. Reasons for the overall increase in operating expenses of $83,410 or approximately 13%, above the 2011 period is covered below in our discussions of General and Administrative Expenses and Stock-Based Compensation.

General and Administrative Expenses

General and administrative expenses for the twelve months ended December 31, 2012 increased to $627,726 from $544,240 for the twelve months ended December 31, 2011. The increase in general and administrative expenses of $83,486 or approximately 13% above the 2011 period is due primarily to an increase in stock modification expenses.

Stock-Based Compensation – Modification of Common Stock Options

On August 10, 2011 the Company’s board of directors extended the deadline from August 24, 2011 to August 24, 2012 for the exercise of the 460,000 options set at $1.05 per share, previously granted to officers, directors and key personnel. The extension was considered a modification of the original stock options. Accordingly, the Company re-valued the stock options, which resulted in a charge to stock-based compensation totaling $156,067.

The Company further extended the deadline to December 31, 2012 in a board of directors meeting on August 23, 2012; and most recently extended the deadline to June 30, 2013 in a board meeting on December 12, 2012. The extensions were considered a modification of the original stock options. Accordingly, the Company revalued the stock options, which resulted in charges to share-based compensation totaling $214,563 for the year ended December 31, 2012.

Total Operating Income and Losses

Total operating losses for the twelve months ended December 31, 2012 increased to $490,659 from operating losses of $419,952 for the twelve months ended December 31, 2011. The overall increase in operating losses of $70,707 or approximately 14% above the 2011 period is primarily due to the increase in the charges for modification of stock options.

Net Other Expenses

Net other expenses for the twelve months ended December 31, 2012 increased to $28,494 from $25,626 for the twelve months ended December 31, 2011. The overall increase in our other expenses of $2,868, or approximately 11% over the 2011 period is primarily due to an increase in interest expense.

Interest Expense

Interest expense for the twelve months ended December 31, 2012 increased to $29,361 from $25,701 for the twelve months ended December 31, 2011. The overall increase in our interest expense of $3,660 or approximately 14% over the 2011 period is due primarily to the increase of interest bearing debts.

Net Loss

Net Loss for the twelve months ended December 31, 2012 increased to $519,153 from $445,578 for the twelve months ended December 31, 2011. This increase in net loss of $73,575 or approximately 14% above the 2011 period is due primarily to the increase in charges resulting from the modifications of stock options.

Liquidity and Capital Resources

	December 31, 2012	December 31, 2011
Net cash used in operating activities	$(82,546)	$(236,955)
Net cash provided by investing activities	$-	$-
Net cash provided by financing activities	$86,352	$231,358

General

For the twelve months ended December 31, 2012, we had positive cash flows resulting from $82,546 of cash used in our operating activities and $86,352 of cash provided by our financing activities. However, for the twelve months ended December 31, 2012, our funds from operations were not sufficient to cover our daily operations as further explained below.

Cash Flows from Operating Activities

Net cash used in our operating activities of $82,546 for the twelve months ended December 31, 2012 was primarily attributable to the net loss and offset by depreciation and stock-based compensation expenses, decreases in accounts receivable, and increases in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

Net cash used in our investing activities of $0 for the twelve months ended December 31, 2012.

Cash Flows from Financing Activities

Net cash provided by our financing activities of $86,352 for the twelve months ended December 31, 2012 primarily from proceeds of common stock sales and related party loans.

Internal Sources of Liquidity

For the twelve months ended December 31, 2012, the revenues generated from our operations were insufficient to fund our daily operations. Gross profit for fiscal year 2012 was $138,140, which was insufficient to meet our operating expenses of $628,799 for the same period. There is no assurance that funds from our future operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

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

As of December 31, 2012, we have debt in the total aggregate amount of $201,197, as summarized in Notes 2 and 4 to the financial statements. This debt was incurred to pay our operating costs, compliance costs and legal fees. Of this debt, as of December 31, 2012, $131,997 represented the balance of a bank loan which is secured by all of our assets. This bank loan carries interest of 6.5% per annum and requires monthly payment of $2,698 per month with a balloon payment in the amount of $117,937 coming due on August 31, 2013. In the event we default on this loan, the bank may foreclose on our assets.

In a private placement during the year ended December 31, 2012, the Company sold 190,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $95,000. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

During the year ended December 31, 2012, a Director of the Company exercised 7,500 shares of its common stock at a strike price of $1.05 per share (see Note 7) for total consideration of $7,875.

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

Preferred A Stock Dividends

Our Series A Shares have a stated value of $3.00 per share. Each holder of Series A Shares is entitled to receive a dividend equal 6.75% of the stated value of the Series A Shares payable on each anniversary of the date of issuance of such shares. The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends total $42,047 and $42,047 as of December 31, 2012 and 2011, respectively. The Company will commence dividend payments pursuant to the terms of a settlement agreement as funds are available.

The preferred A stock may be converted to the Company’s common stock at the rate of one share of e preferred A stock for one share of common stock at any time by the shareholder. The convertible preferred A stock can be called for redemption by the Company no sooner than two (2) years after the date of issuance, and only if the Company’s common stock is trading on a recognized United States stock exchange for a period of no less than thirty consecutive trading days at a market value of $5.00 or more per share. However, as of this date, the stock has not traded at that amount. In September 2009, the three largest holders of the Series A shares converted 380,500 shares of Series A shares to common stock on a one-to-one basis. Following this conversion, only 5,708 shares of Series A stock remain outstanding.

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

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012 and had concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting during the year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management performed an assessment as of December 31, 2012 of the effectiveness of our internal controls over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and concluded that our internal control over financial reporting was effective as of December 31, 2012.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following information sets forth the names of the directors, executive officers, promoters control persons of the Company, their present positions with the Company, and their biographical information.

Name	Age	Position(s) Held	Date Service Began
Gerald McIlhargey	65	President, Chief Executive Officer and Director	March 2004
Kenneth L. Johnson	53	Secretary, Treasurer and Director	April 2000
Bruce Schreiner	58	Director	October 2003
Donal Ford	57	Director	August 2006
Maureen O’Brien	64	Director	August 2006
John Blackmon	57	President of Staf*Tek Services Inc.	June 2004

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

Maureen O’Brien – Ms. O’Brien has been a Director of the Company since August 24, 2006. For the past seven years Ms. O’Brien has worked as Executive Assistant to David Core, CEO of Pinnacle Financial Services, Inc. For seven years prior to that Ms. O’Brien specialized in startup ventures with Real Applications, Inc. which included integrating an acquired programming services company.

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

Committees of the Board of Directors; Meetings

During the year ended December 31, 2012, the Board met seven times during fiscal year 2012, no director attended fewer than 75% of the aggregate number of meetings of the Board and committees on which such director served.

The Board has two standing committees, the Audit Committee and the Compensation Committee. The Board does not have a separate Nominating Committee and performs all of the functions of that committee.

The Audit Committee

The Audit Committee has as its primary responsibilities the appointment of the independent auditor for the Company, the pre-approval of all audit and non-audit services, and assistance to the Board in monitoring the integrity of our financial statements, the independent auditor’s qualifications, independence and performance and our compliance with legal requirements. The Audit Committee has adopted a written charter, which was mailed to its shareholders in 2006. During the year ended December 31, 2012, the Audit Committee met one time. Bruce Schreiner, Donal Ford, and Maureen O’Brien are the current members of the Audit Committee.

Since we are not a “listed” company, we are not subject to rules requiring the members of our Audit Committee to be independent; however we use the rules of The NASDAQ Stock Market in determining whether directors are independent for disclosure purposes. Based on its review of the applicable rules of The NASDAQ Stock Market governing audit committee membership, the Board believes that all members of the Audit Committee are “independent” within the meaning of such rules.

The Securities and Exchange Commission (“SEC”) requires a company to disclose whether it has an “Audit Committee Financial Expert” serving on its audit committee. Based on its review of the criteria of an Audit Committee Financial Expert under the rule adopted by the SEC, the Board believes that one member of the Audit Committee, Mr. Schreiner, qualifies as an Audit Committee Financial Expert. Each of the other current members have made significant contributions and provided valuable service to St. Joseph and its stockholders as members of the Audit Committee and the Board believes that each of them has demonstrated that he is capable of (i) understanding generally accepted accounting principles (“GAAP”) and financial statements, (ii) assessing the general application of GAAP principles in connection with the accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding internal controls and procedures for financial reporting, and (v) understanding audit committee functions, all of which are attributes of an Audit Committee Financial Expert under the rule adopted by the SEC. Given the business experience and acumen of these individuals and their service as members of the Audit Committee, the Board believes that each of them is qualified to carry out all duties and responsibilities of the Audit Committee.

Compensation Committee

The Compensation Committee recommends to the Board annual salaries for senior management and reviews all company benefit plans. During the year ended December 31, 2012, the Compensation Committee met one time and reviewed the compensation of all St. Joseph employees. The current members of the Compensation Committee are Bruce Schreiner, Kenneth Johnson, and Donal Ford.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than 10% of our Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and persons who are the beneficial owners of more than 10% of the common stock of the Company are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon review of the copies of such reports furnished to us during, and with respect to, the fiscal year ended December 31, 2012 or any written representations we received from a director, officer, or beneficial owner of more than 10% of our common stock that no other reports were required during that period, we believe that, for the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to our reporting persons were met.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The code of ethics can be viewed on our website: www.stjosephinc.com.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers during 2010, 2011 and 2012:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Gerald McIlhargey	2010	-	-	-	-	-	-	-	-
President, CEO and Director	2011	-	-	-	$33,928	-	-	-	$33,928
	2012	-	-	-	-	-	-	-	-

Kenneth L. Johnson,	2010	-	-	-	-	-	-	-	-
Secretary, Treasurer and Director	2011	-	-	-	$8,482	-	-	-	$8,482
	2012	-	-	-	-	-	-	-	-

John Blackmon,	2010	$77,000	-	-	-	-	-	-	$77,000
President of Staf*Tek Services, Inc.	2011	$77,000	-	-	$16,964	-	-	-	$93,964
	2012	$77,000	-	-	-	-	-	-	$77,000

Compensation Summary

Gerald McIlhargey. Mr. McIlhargey was appointed President and Chief Executive Officer of our Company on May 17, 2006. Mr. McIlhargey has served as a Director of our Company since March of 2004. We do not have an employment agreement with Mr. McIlhargey and he is not receiving any compensation for serving as our Acting President. On August 24, 2006, he received options to purchase 100,000 shares of our common stock for agreeing to serve as a Director on our Board. The options have an exercise price of $1.05 per share and expire on June 30, 2013.

Kenneth L. Johnson. We do not have an employment agreement with Mr. Johnson and he is not receiving any compensation for serving as our Secretary and Treasurer. On August 24, 2006, he received options to purchase 50,000 shares of our common stock for agreeing to serve as a Director on our Board. In December 2009 Mr. Johnson exercised 25,000 options. His remaining 25,000 options have an exercise price of $1.05 per share and expire on June 30, 2013.

John Blackmon. Mr. Blackmon is the President of our wholly-owned subsidiary, Staf*Tek Services, Inc. We do not have an employment agreement with Mr. Blackmon. He receives an annual salary of $77,000 as compensation for serving as Staf*Tek Services, Inc.’s President. On August 24, 2006, he received options to purchase 50,000 shares of our common stock for agreeing to serve as President of Staf*Tek Services, Inc. The options have an exercise price of $1.05 per share and expire on June 30, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL-END

The following table provides information concerning equity awards as of our 2012 fiscal year end, December 31, 2012, held by each of our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Gerry McIlhargey	100,000	-	-	$1.05	June 30, 2013	-	-	-	-

Kenneth L. Johnson	25,000	-	-	$1.05	June 30, 2013	-	-	-	-

John Blackmon	50,000	-	-	$1.05	June 30, 2013	-	-	-	-

Director Compensation

The directors receive no annual compensation other than the options they received for serving on the board of directors of St. Joseph; however, they are reimbursed for out-of-pocket expenses incurred in connection with the Company’s business.

On August 24, 2006 each of the directors listed below received fully vested options to purchase up to 50,000 shares of our common stock for agreeing to serve as our Directors. The options have an exercise price of $1.05 and expire on June 30, 2013. 452,000 of these options remained outstanding and unexercised as of December 31, 2012.

As shown by the following table, none of our directors who are not executive officers received any compensation during our fiscal year ended December 31, 2012:

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 29, 2013 based on information obtained from the persons named below, with respect to the beneficial ownership of our common and preferred stock by (i) each person (including groups) known to us to be the beneficial owner of more than 5 percent of our common stock, and (ii) each Director and Officer, and (iii) all Directors and Officers of the Company, as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

Name of Beneficial Owner (1)	Number of Shares of Common Stock (2)		Percent Outstanding	Number of Shares of Series A Preferred Stock (2)	Percent Outstanding
Gerald McIlhargey, President, Chief Executive Officer and Director	889,923	(3)	7.47%	0	0%

Kenneth L. Johnson, Secretary, Treasurer and Director	150,000	(4)	1.26%	0	0%

Bruce Schreiner, Director	50,000	(5)	0.42%	0	0%

Maureen O’Brien, Director	75,000	(6)	0.63%	0	0%

Donal Ford, Director	75,000	(5)	0.63%	0	0%

John Blackmon, President of Staf*Tek Services, Inc.	89,954	(5)	0.76%	0	0%

All Executive Officers and Directors as a Group (5 individuals)	1,319,877		11.09%	0	0%

Hong Kong Base, Ltd.	1,450,000	(7)	12.18%	0	0
				0	0
Camille Quinn	8,994	(8)	0.03%	5,708	100%

(1)	The address for Messrs. McIlhargey, Johnson, Schreiner, Ford, and Ms. O’Brien is: c/o St. Joseph, Inc., 4870 S. Lewis, Suite 250, Tulsa, Oklahoma 74105. The address for Hong Kong Base, Ltd. is Unit C, 26th Floor, CNT Tower, 338 Hennessey Road, Wanchai, Hong Kong, China. The address for Ms. Bell is Route 1 Box 650, Haskell, Oklahoma 74436. The address for Ms. Quinn is 5800 E. Skelly Drive, Suite 1230, Tulsa, OK 7413. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Based upon 11,900,802 shares of common stock and 5,702 shares of Series A Preferred Stock issued and outstanding on March 18, 2013. Percentages are rounded to the nearest one hundredth of a percent. As required by Item 403 of Regulation S-B, calculated on the basis of the amount of outstanding securities plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. The percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)	Includes fully vested options to purchase 100,000 shares of our common stock at an exercise price of $1.05 per share.

(4)	Includes fully vested options to purchase 25,000 shares of our common stock at an exercise price of $1.05 per share.

(5)	Includes fully vested options to purchase 50,000 shares of our common stock at an exercise price of $1.05 per share.

(6)	Includes fully vested options to purchase 42,500 shares of our common stock at an exercise price of $1.05 per share.

(7)	Hong Kong Base Ltd is a corporation organized under the laws of Hong Kong and is beneficially owned by Yvonne Chun Siu Fun.

(8)	Includes 5,708 shares of common stock, which would be issuable on conversion of the 5,702 shares of Series A Preferred Stock held by Ms. Quinn.

Equity Compensation Plans

The following table sets forth information as of December 31, 2012 with respect to compensation plans under which we are authorized to issue shares of our common stock, aggregated as follows:

●	all compensation plans previously approved by security holders; and

●	all compensation plans not previously approved by security holders.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	452,500	(1)	$1.05	640,000
Equity compensation plans not approved by security holders	0		0	0
Total	452,500		$1.05	640,000

(1)	On August 24, 2006, we adopted our 2006 Stock Option Plan, which reserved 1,125,000 shares of our common stock for issuance pursuant to the plan. On August 24, 2006, our Board of Directors granted stock options to our officers, directors and employees pursuant to the plan to purchase 410,000 share of our common stock at an exercise price of $1.05 per share and a term that ends on August 24, 2012. On December 1, 2010, there were 75,000 options granted which will expire on June 30, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than disclosed below, none of the directors or executive officers of the Company nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of the Company, nor any promoter of the Company, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of the Company’s 2012 fiscal year or in any presently proposed transaction which, in either case, has or will exceed one percent of the average of the Company’s total assets at year end for the last two completed fiscal years. The Company has not entered into transactions with any member of the immediate families of the foregoing persons, nor is any such transaction proposed

Gerald McIlhargey

COLEMC Investments, LTD., a Canadian company owned by Gerry McIlhargey, President and Director of the Company, advanced the Company a total of $45,000 for working capital in exchange for three promissory notes. The notes matured on December 31, 2011 and December 2010 and did not bear any interest. The notes have been extended until December 31, 2013.

During the years ended December 31, 2012 and 2011, our officer advanced the Company $7,500 and $16,700, respectively, for working capital in exchange for two promissory notes. The notes matured on December 31, 2012 and 2011, and did not bear any interest. The notes have been extended until December 31, 2013.

DIRECTOR INDEPENDENCE

Although we are not “listed” by any exchange with established criteria for determining director independence, we use the criteria established by The NASDAQ Stock Market governing audit committee membership for making such determination for disclosure purposes. Based on its review of the applicable rules of The NASDAQ Stock Market governing audit committee membership, the Board believes that Bruce Schreiner, Donal Ford, and Maureen O’Brien would be deemed “independent” within the meaning of such rules.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our financial statements for the fiscal years ended December 31, 2012 and December 31, 2011, along with the related statements of operations, stockholders’ equity and cash flows have been audited by BF Borgers PC and Borgers & Cutler CPA’s PLLC both CPA’s of Denver, Colorado, independent registered public accounting firms, to the extent and for the period set forth in their report, and are set forth in reliance upon such report given upon the authority of them as experts in auditing and accounting.

Audit Fees

Our independent auditor, BF Borgers CPA PC, billed an aggregate of $22,500 for the year ended December 31, 2012 audit. Our previous auditors, Borgers and Cutler CPA PLLC billed $22,500 for the December 31, 2011 audit and an aggregate of $12,500 in connection with the reviews of the Company’s unaudited quarterly financial statements for the period ended December 31, 2012.

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

Tax Fees

2012	2011
$0.00	$0.00

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2012	2011
$0.00	$0.00

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT NO.	DESCRIPTION OF DOCUMENT
2.1 (5)	Agreement of Share Exchange and Purchase and Sale dated January 2, 2004 between St. Joseph, Inc. and Phyllis L. Bell, and Paul D. Aelmore and Staf-Tek Services, Inc.

3.1 (1)	Articles of Incorporation of Pottery Connection, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on January 19, 2001.

3.3 (5)	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on November 6, 2003.

3.4 (6)	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on September 29, 2006.

3.5 (7)	Articles of Amendment to the Articles of Incorporation filed with the Colorado Secretary of State on May 18, 2007.

3.6 (7)	Articles of Amendment to the Articles of Incorporation filed with the Colorado Secretary of State on May 23, 2007.

3.5 (3)	Bylaws of St. Joseph, Inc. (formerly known as Pottery Connection, Inc.)

4.1 (1)	Specimen form of St. Joseph’s stock certificate for shares of its common stock.

4.2 (10)	2006 Stock Option Plan.

10.1 (3)	Exclusive Agreement between St. Joseph Energy, Inc. and David Johnson.

10.2 (2)	Form of User Agreement for St. Joseph, Inc.

10.3 (9)	Promissory Note dated June 16, 2005 for $96,000 issued by St. Joseph, Inc. to John H. Simmons.

10.4 (9)	Promissory Note dated December 28, 2006 for $25,000 issued by Staf*Tek Services, Inc. to Gerry McIlhargey.

10.5 (8)	Form of Letter Agreement for conversion of Series B Stock to common stock on December 31, 2007.

10.6 (8)	Form of Letter Agreement for conversion of promissory notes to common stock on December 31, 2007.

14.1 (9)	Code of Ethics.

21.1 (9)	Subsidiaries of St. Joseph, Inc.

31.1*	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

(1)	Filed on July 23, 2002 as an exhibit to St. Joseph’s registration statement on Form 10SB and incorporated herein by reference.

(2)	Filed on April 15, 2003 as an exhibit to St. Joseph’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(3)	Filed on June 3, 2003 as an exhibit to St. Joseph’s amendment to registration statement on Form 10SB12G/A and incorporated herein by reference.

(4)	Filed on April 15, 2004 as an exhibit to St. Joseph’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference.

(5)	Filed on May 5, 2004 as an exhibit to St. Joseph’s report on Form 8-K dated April 30, 2004 and incorporated herein by reference.

(6)	Filed on November 20, 2006 as an exhibit to St. Joseph’s quarterly report on Form 10-QSB for the quarterly period ended September 30, 2006 and incorporated herein by reference.

(7)	Filed on May 23, 2007 as an exhibit to St. Joseph’s report on Form 8-K dated May 18, 2007 and incorporated herein by reference.

(8)	Filed on January 28, 2008 as an exhibit to St. Joseph’s report on Form 8-K dated December 31, 2007 and incorporated herein by reference.

(9)	Filed on April 20, 2007 as an exhibit to St. Joseph’s amendment 1 to annual report on Form 10-KSB for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(10)	Filed on August 3, 2006 as an exhibit to St. Joseph’s proxy statement on Schedule and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

St. Joseph, Inc.

By:	/s/ Gerry McIlhargey

Gerry McIlhargey,

President and Chief Executive Officer

/s/ Kenneth L. Johnson

Kenneth L. Johnson,

Secretary-Treasurer and Director

Dated: April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Gerry McIlhargey	April 1, 2013
Gerry McIlhargey,
President, Chief Executive Officer and Director

/s/ Kenneth L. Johnson	April 1, 2013
Kenneth L. Johnson,
Secretary-Treasurer and Director

/s/ Bruce Schreiner	April 1, 2013
Bruce Schreiner,
Director

/s/ Donal Ford	April 1, 2013
Donal Ford,
Director

/s/ Maureen O’Brien	April 1, 2013
Maureen O’Brien,
Director

ST. JOSEPH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of St. Joseph, Inc.:

We have audited the accompanying balance sheets of St. Joseph, Inc. (“the Company”) as of December 31, 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Joseph, Inc., as of December 31, 2011, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Borgers & Cutler CPA’s PLLC
Borgers & Cutler CPA’s PLLC
Denver, CO
March 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of St. Joseph, Inc.:

We have audited the accompanying balance sheets of St. Joseph, Inc. (“the Company”) as of December 31, 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Joseph, Inc., as of December 31, 2012, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC
B F Borgers CPA PC
Denver, CO
March 29, 2013

ST. JOSEPH, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2012	December 31, 2011

CURRENT ASSETS:
Cash	$6,615	$2,809
Accounts receivable, net of allowance for doubtful accounts of $2,208 and $2,208, respectively	29,700	81,441

Total current assets	36,315	84,250

Property and equipment, net of accumulated depreciation of $154,126 and $153,053, respectively	-	1,073
Deposits	1,230	1,230

Total Assets	$37,545	$86,553

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$310,291	$253,451
Accrued liabilities	129,808	17,418
Accrued preferred dividend	42,047	42,047
Notes payable:
Bank loan, current maturities (Note 4)	131,997	25,908
Advance from officer (Note 2)	24,200	16,700
Loan from officer (Note 2)	45,000	21,000

Total current liabilities	683,343	376,524

LONG-TERM DEBT:
Bank loan, less current maturities	-	129,112

Total liabilities	683,343	505,636

STOCKHOLDERS’ DEFICIT (Note 7):
Stock subscription receivable	25,000	-
Preferred stock, Series A, $0.001 par value. 25,000,000 shares authorized, 5,708 shares issued and outstanding	6	6
Common stock, $0.001 par value; 100,000,000 shares authorized, 2012 - 11,809,802 and 2011 - 11,612,302 issued and outstanding respectively	11,810	11,612
Additional paid-in capital	2,998,993	2,681,693
Retained deficit	(3,631,547)	(3,112,394)

Total Stockholders’ Deficit	(645,798)	(419,083)

Total Liabilities and Stockholders’ Deficit	$37,545	$86,553

The accompanying footnotes are an integral part of these financial statements

ST. JOSEPH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2012	2011

REVENUES:	$427,376	$467,907

COST OF REVENUES	289,236	342,470

Gross Margin	138,140	125,437

COSTS AND EXPENSES:
General and Administrative Expenses	627,726	544,240
Depreciation and Amortization	1,073	1,149
Total Costs and Expenses	628,799	545,389

Operating Income (Loss)	(490,659)	(419,952)

OTHER INCOME AND (EXPENSE):
Other Income (expense)	867	75
Interest Expense	(29,361)	(25,701)

Net Other Expense	(28,361)	(25,626)

Loss before provision for income taxes	(519,153)	(445,578)

PROVISION FOR INCOME TAXES:
Provision for Federal income tax	-	-
Provision for State income tax	-	-

Total provision for income taxes	-	-

Loss before benefit from tax loss carryforward	(519,153)	(445,578)

Benefit from tax loss carryforward	-	-

Net Loss	$(519,153)	$(445,578)

Loss applicable to common stockholders	$(519,153)	$(445,578)

Basic and diluted loss per common share	$(0.045)	$(0.039)

Weighted average common shares outstanding	11,641,045	11,359,918

The accompanying footnotes are an integral part of these financial statements

ST. JOSEPH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock-Series A		Common Stock		Additional
	Shares	Par value	Shares	Par value	Paid-in Capital	Retained Deficit	Subscription Receivable	Total
Balance December 31, 2010	5,708	$6	11,172,302	11,172	2,306,066	(2,666,815)	(25,000)	(374,571)

Collection of stock subscription receivable	-	-	-	-	-	-	25,000	25,000
Sale of common stock @ $0.50 per share	-	-	440,000	440	219,560	-	-	220,000
Modification of stock options	-	-	-	-	156,067	-	-	156,067
Net loss for the year ended December 31, 2011	-	-	-	-	-	(445,578)	-	(445,578)

Balance December 31, 2011	5,708	6	11,612,302	$11,612	$2,681,693	$(3,112,394)	$-	$(419,083)

Collection of stock subscription receivable	-	-	-	-	-	-	(25,000)	(25,000)
Sale of common stock @ $0.50 per share	-	-	190,000	190	94,310	-	-	95,000
Exercise of stock options @ $1.05 per share	-	-	7,500	8	7,867	-	-	7,875
Modification of stock options	-	-	-	-	214,563	-	-	214,563
Net loss for the year ended December 31, 2012	-	-	-	-	-	(519,153)	-	(519,153)

Balance December 31, 2012	5,708	$6	11,809,802	$11,810	$2,998,933	$(3,631,547)	$(25,000)	$(645,798)

The accompanying footnotes are an integral part of these financial statements

ST. JOSEPH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended
	December 31,
	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$(519,153)	$(445,578)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,073	1,149
Stock-based compensation	214,563	156,067
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	51,741	8,835
Increase/(decrease) in accounts payable	56,840	39,345
Increase/(decrease) in accrued liabilities	112,390	3,227

Net cash provided by (used in) operating activities	(82,546)	(236,955)

INVESTING ACTIVITIES
INVESTING ACTIVITIES	-	-
	-	-
FINANCING ACTIVITIES
Repayment on bank loan	(23,023)	(19,214)
(Increase)/decrease of stock subscription receivable	(25,000)	25,000
Proceeds from related party	7,500	16,700
Proceeds from officer loan and notes payable	24,000	5,000
Payments on preferred stock dividends	-	(16,128)
Proceeds from sale of common stock	102,875	220,000

Net cash provided by (used in) financing activities	86,352	231,358

INCREASE (DECREASE) IN CASH	3,806	(5,597)

CASH AT BEGINNING OF PERIOD	2,809	8,406

CASH AT END OF PERIOD	$6,615	$2,809

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Conversion of bank line of credit into loan	$-	$-

SUPPLEMENTAL INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$29,361	$10,964

The accompanying footnotes are an integral part of these financial statements

ST. JOSEPH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

St. Joseph, Inc. (the “Company”) was incorporated in Colorado on March 19, 1999 as Pottery Connection, Inc. On March 19, 2001, the Company changed its name to St. Joseph Energy, Inc. and on November 6, 2003, the Company changed its name to St. Joseph, Inc.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net stockholders’ deficiency at December 31, 2012 and 2011. In our financial statements for the fiscal years ended December 31, 2012 and 2011, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

Cash Equivalents and Fair Value of Financial Instruments

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2012 and 2011.

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

Accounts Receivable

Accounts receivable consists of amounts due from customers related to the Company’s employee placement services. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable.

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

Impairment and Disposal of Long-lived Assets

The Company evaluates the carrying value of its long-lived assets when indicators of impairment are present. Impairment is assessed when the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairments recognized for the years ended December 31, 2012 and 2011.

Revenue Recognition

Staffing service revenues are recognized when the services are rendered by the Company’s contract employees and collection is probable. Permanent placement revenues are recognized when employment candidates accept offers of permanent employment.

Direct Costs of Services

Direct costs of staffing services consist of payroll, payroll taxes, contract labor, and insurance costs for the Company’s contract employees. There are no direct costs associated with permanent placement staffing services.

Advertising Costs

The Company expenses all advertising as incurred. The Company incurred advertising costs totaling $902 and $13,792 for the years ended December 31, 2012 and 2011, respectively.

ST. JOSEPH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss Per Common Share

The Company reports earnings (loss) per share using a dual presentation of basic and diluted earnings per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. Preferred stock and common stock options outstanding at December 31, 2011 were not included in the diluted loss per share as all 5,708 preferred shares and all 460,000 options were anti-dilutive as the Company incurred losses during the year. Preferred stock and common stock options outstanding at December 31, 2012 were not included in the diluted loss per share as all 5,708 preferred shares and all 452,500 options were anti-dilutive as the Company incurred losses during the year. Therefore, basic and diluted losses per share at December 31, 2012 and 2011 were equal.

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

Stock-Based Compensation:

The Company recognizes share-based compensation based on the options’ fair value, net of estimated forfeitures on a straight line basis over the requisite service periods, which is generally over the awards’ respective vesting period, or on an accelerated basis over the estimated performance periods for options with performance conditions. The stock option fair value is estimated on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates. The Company modified all 460,000 of its outstanding stock options in August 2011 and recognized an expense of $156,067 (see Note 7) in its 2011 financial statements in respect of this modification. The Company modified the remaining 452,500 outstanding stock options in August 2012 and again in December 2012, which resulted in recognition of additional expenses totaling $387,716 (see Note 7) in its 2012 financial statements.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

COLEMC Investments, LTD., a Canadian company owned by Gerry McIlhargey, President and Director of the Company, advanced the Company a total of $45,000 for working capital in exchange for three promissory notes. The notes matured on December 31, 2011 and December 2010 and did not bear any interest. The notes have been extended until December 31, 2013.

During the years ended December 31, 2012 and 2011, an officer advanced the Company $7,500 and $16,700, respectively, for working capital in exchange for two promissory notes. The notes matured on December 31, 2012 and 2011, and did not bear any interest. The notes have been extended until December 31, 2013.

ST. JOSEPH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2012 and 2011:

	2012		2011
Furniture and fixtures		$35,447	$35,447
Office equipment		61,465	61,465
Computer equipment		37,629	37,629
Leasehold improvements		19,585	19,585

Total property and equipment		154,126	154,126
Less accumulated depreciation		(154,126)	(153,053)

Property and equipment, net	$		$1,073

Depreciation expense totaled $1,073 and $1,149, respectively, for the years ended December 31, 2012 and 2011.

NOTE 4 – BANK LOAN

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

As at December 31, 2012 and December 31, 2011, $131,997 and $155,020 respectively was owed to the bank, repayable as follows:

	December 31, 2012	December 31, 2011

2012	$-	$25,908
2013	131,997	129,112

	$131,997	$155,020

Interest expense on the Company’s bank borrowing was $9,538 and $10,461, during the years ended December 31, 2012 and 2011, respectively.

NOTE 5 – CONCENTRATION OF CREDIT RISK

The Company conducts a significant portion of its operations with one customer. During the year ended December 31, 2012 and 2011 approximately 80% and 88% of the Company’s service revenues were conducted with this one customer, respectively.

ST. JOSEPH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

	Years Ended
	December 31,

	2012	2011

U.S. Federal statutory rate	34%	34%
State income tax, net of federal benefit	4%	4%
Permanent book-to-tax differences	-0%	-0%
Timing Differences	-0%	-0%
Net operating loss for which no tax benefit is currently available	-38%	-38%

	0%	0%

At December 31, 2012, the Company’s current tax benefit consisted of a net tax asset of $697,818 due to operating loss carryforwards of approximately $2,272,715 which have been fully provided against in the valuation allowance of $697,818. The valuation allowance results in deferred tax expense, which offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2012 and 2011 were $153,583 and $169,141, respectively. Net operating loss carry forwards will expire through 2032.

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

Should the Company undergo an ownership change, as defined in the Internal Revenue Code, the Company’s tax net operating loss carry forwards generated prior to the ownership change may be subject to an annual limitation, which could reduce or defer the utilization of those losses.

NOTE 7 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock and 5,708 have not been converted to common stock at December 31, 2012. During the year ended December 31, 2012, the Company did not issue any Series A Convertible Preferred Stock. Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, which is paid quarterly on a calendar basis for a period of 5 years.

The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends total $42,047 and $42,047 as of December 31, 2012 and 2011, respectively. The Company will commence dividend payments pursuant to the terms of a settlement agreement as funds are available.

ST. JOSEPH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

In a private placement during the year ended December 31, 2012, the Company sold 190,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $95,000. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

During the year ended December 31, 2012, a Director of the Company exercised 7,500 shares of its common stock at a strike price of $1.05 per share (see Note 7) for total consideration of $7,875.

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

Equity Awards Granted to Employees

The following schedule summarizes the changes in the Company’s equity awards for the year ended December 31, 2012.

			Weighted	Weighted
	Awards		Average	Average
	Outstanding	Exercise	Exercise	Remaining	Aggregate
	and	Price	Price	Contractual	Intrinsic
	Exercisable	Per Share	Per Share	Life	Value
Outstanding at January 1, 2012	460,000	$1.05	$1.05	0.65 yrs	$-
Granted	-	$-	$-
Exercised	(7,500)	$1.05	$1.05
Cancelled/Expired	-	$-	$-
Outstanding and exercisable at December 31, 2012	452,500	$1.05	$1.05	0.50 yrs	$67,875

On August 10, 2011 the Company’s board of directors extended the deadline for the exercise of the 460,000 options by one year from August 24, 2011 to August 24, 2012. The Company further extended the deadline to December 31, 2012 in a board of directors meeting on August 23, 2012; and most recently extended the deadline to June 30, 2013 in a board meeting on December 12, 2012. The extensions were considered a modification of the original stock options. Accordingly, the Company revalued the stock options, which resulted in a charge to share-based compensation totaling $214,563 for the year ended December 31, 2012.

All remaining stock options were fully vested as of December 31, 2012 and 2011. Aggregate intrinsic value is calculated by determining the amount by which the market price of the stock exceeds the exercise price of the options on December 31, 2012, and then multiplying that amount by the number of options. The market price exceeded the exercise price of the stock on December 31, 2012 by $0.15; resulting in an aggregate intrinsic value of $67,875.

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

ST. JOSEPH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LETTER OF INTENT

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

NOTE 9 – LEGAL PROCEEDINGS

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

NOTE 10 – COMMITMENT

The Company leases office space in Tulsa, Oklahoma under operating lease which expired in April 2012, the company is currently leasing the office space on a month to month basis.

Rent expense during the years ended December 31, 2012 and 2011 were $35,990 and $35,907, respectively.

NOTE 11 - SUBSEQUENT EVENT

In a private placement conducted subsequent to December 31, 2012, the Company sold 91,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $45,500. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

The Company has evaluated subsequent events through March 29, 2013. Other than those described above, there have been no subsequent events after December 31, 2012 for which disclosure is required.

