Form 10-Q
period 2013-03-31
ST JOSEPH INC
filed 2013-05-14
CIK 1177135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

[  ] Yes [  ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,219,802 shares as of May 14, 2013.

ST. JOSEPH, INC.
Form 10-Q

2

PART I – FINANCIAL INFORMATION

ITEM 1.      CONDENSED FINANCIAL STATEMENTS

ST. JOSEPH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Derived from audited financial statements)
ASSETS

CURRENT ASSETS:
Cash	$10,409	$6,615
Accounts receivable, net of allowance for doubtful accounts of $2,208 (unaudited) and $2,208, respectively	41,007	29,700
Total current assets	51,416	36,315

Property and equipment, net of accumulated depreciation of $154,126 (unaudited) and $154,126, respectively	-	-
Deposits	1,230	1,230

Total Assets	$52,646	$37,545

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$343,023	$310,291
Accrued liabilities	135,835	129,808
Accrued preferred dividend	42,047	42,047
Bank loan and notes payable:
Bank loan	128,587	131,997
Advance from officer	29,700	24,200
Loan from officer	45,000	45,000
Total current liabilities	724,192	683,343

STOCKHOLDERS’ DEFICIT:
Stock subscription receivable	-	25,000
Preferred stock, Series A; $0.001 par value, $3.00 face value; 25,000,000 shares authorized; 5,708 (unaudited) and 5,708 shares issued and outstanding, respectively	6	6
Common stock, $0.001 par value; 100,000,000 shares authorized,11,910,802 (unaudited) and 11,809,802 issued and outstanding, Respectively	11,911	11,810
Additional paid-in capital	3,049,332	2,998,993
Retained deficit	(3,732,795)	(3,631,547)
Total stockholders’ deficit	(671,546)	(645,798)

Total Liabilities and Stockholders’ Deficit	$52,646	$37,545

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2013	2012
REVENUES:
Contract	$95,282	$129,923
COST OF REVENUES	61,992	90,926

Gross Margin	33,290	38,997

COSTS AND EXPENSES:
General and Administrative Expenses	119,981	107,118
Depreciation and Amortization	-	287
Total Costs and Expenses	119,981	107,405

Operating Income (Loss)	(86,691)	(68,408)
OTHER INCOME AND (EXPENSE):
Other Income (Expense)	-	-
Interest Expense	(14,557)	(9,381)
Net Other Expense	(14,557)	(5,906)
Loss before provision for income taxes	(101,248)	(77,789)

Provision for income taxes	-	-
Net Loss	$(101,248)	$(77,789)

Loss applicable to common stockholders	$(101,248)	$(77,789)

Basic and diluted loss per common share	$(0.01)	$(0.02)

Weighted average common shares outstanding	11,927,709	11,612,302

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock-Series A		Common Stock		Additional Paid-in	Retained	Stock Subscription
	Shares	Par value	Shares	Par value	Capital	Deficit	Receivable	Total

Balance December 31, 2012	5,708	$6	11,809,802	$11,810	$2,998,933	$(3,631,547)	$(25,000)	$(645,798)

Collection of stock subscription receivable	-	-	-	-	-	-	25,000	25,000
Sale of common stock @ $0.50 per share	-	-	101,000	101	50,399	-	-	50,500
Net loss for the three months ended March 31, 2013	-	-	-	-	-	(101,248)	-	(101,248)

Balance March 31, 2013	5,708	$6	11,910,802	$11,911	$3,049,332	$(3,732,795)	$-	$(671,546)

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES

Net loss	$(101,248)	$(77,789)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	-	287
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(11,307)	21,199
Increase/(decrease) in accounts payable	32,732	20,296
Increase/(decrease) in accrued liabilities	6,027	29,132
Net cash provided by (used in) operating activities	(73,796)	(6,875)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Repayment on bank loan	(3,410)	(5,551)
Receipt of stock subscription receivable	25,000	-
Proceeds from officer advance	5,500	3,500
Proceeds from officer loan	-	17,000
Payments on preferred stock dividends	-	-
Proceeds from sale of common stock	50,500	5,000
Net cash provided by (used in) financing activities	77,590	19,949

INCREASE (DECREASE) IN CASH	3,794	13,074

CASH AT BEGINNING OF PERIOD	6,615	2,809

CASH AT END OF PERIOD	$10,409	$15,883

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$14,557	$2,039

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)     Basis of Presentation

The condensed balance sheet at December 31, 2012 has been derived from financial statements included in the Form 10-K. The accompanying unaudited financial statements at March 31, 2013 presented herein have been prepared by St. Joseph, Inc. (the “Company”) in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The results of operations presented for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

There is no provision for dividends for the quarter to which this quarterly report relates.

Financial data presented herein are unaudited.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net capital deficiency at March 31, 2013 and December 31, 2012. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

During the years ended December 31, 2012 and 2011, an officer advanced the Company $7,500 and $16,700, respectively, for working capital in exchange for two promissory notes. During the three months ended March 31, 2013, the officer advanced the Company an additional $5,500. The total balance of the notes, $29,700, does not bear any interest and the notes mature on December 31, 2013.

During the three months ended March 31, 2013, a Director of the Company exercised 7,500 shares of its common stock at a strike price of $1.05 per share (see Note 7) for total consideration of $7,875.

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

As of March 31, 2013 and December 31, 2012, the Company owed the bank $128,587 and $131,997, respectively.

Interest expense on the Company’s bank borrowing was $2,107 and $2,856, during the three months ended March 31, 2013 and 2012, respectively.

(4)     Shareholders’ Deficit

Preferred Stock

The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock and 5,708 have not been converted to common stock at December 31, 2012. During the three months ended March 31, 2013, the Company did not issue any Series A Convertible Preferred Stock. Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, which is paid quarterly on a calendar basis for a period of 5 years.

The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends total $42,047 and $42,047 as of March 31, 2013 and December 31, 2012, respectively. The Company will commence dividend payments pursuant to the terms of a settlement agreement as funds are available.

Common Stock

In a private placement during the three months ended March 31, 2013, the Company sold 101,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $50,500. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

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

Equity Awards Granted to Employees

The following schedule summarizes the changes in the Company’s equity awards for the three months ended March 31, 2013.

			Weighted	Weighted
	Awards		Average	Average
	Outstanding	Exercise	Exercise	Remaining	Aggregate
	and	Price	Price	Contractual	Intrinsic
	Exercisable	Per Share	Per Share	Life	Value

Outstanding at January 1, 2013	452,500	$1.05	$1.05	0.50 yrs.	$-
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Expired	-	$-	$-
Outstanding and exercisable at March 31, 2013	452,500	$1.05	$1.05	0.75 yrs.	$-

On August 10, 2011 the Company’s board of directors extended the deadline for the exercise of the 460,000 options by one year from August 24, 2011 to August 24, 2012. The Company further extended the deadline to December 31, 2012 in a board of directors meeting on August 23, 2012; and most recently extended the deadline to June 30, 2013 in a board meeting on December 12, 2012. The extensions were considered a modification of the original stock options. Accordingly, the Company revalued the stock options, which resulted in a charge to share-based compensation totaling $214,563 for the year ended December 31, 2012. (See Note 9)

All remaining stock options were fully vested as of March 31, 2013 and December 31, 2012. Aggregate intrinsic value is calculated by determining the amount by which the market price of the stock exceeds the exercise price of the options on March 31, 2013, and then multiplying that amount by the number of options.  The exercise price exceeded the market value of the stock on March 31, 2013; therefore the aggregate intrinsic value is zero.

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

(6)     Concentration of Credit Risk

The Company conducts a significant portion of its operations with one customer. During the three months ended March 31, 2013 and 2012, approximately 81% and 81%, respectively of the Company’s service revenues were conducted with this one customer.

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

Staf*Tek’s client terminated Mr. McGowan for performance issues after one month of employment. Mr. McGowan filed a lawsuit against Staf*Tek and the client and subsequently filed a motion for default judgment, which was granted by the judge. On March 9, 2012, Stat*Tek filed a motion to vacate the default judgment and requested a new trial. Staf*Tek has engaged counsel and intends to vigorously defend this action. As of this date the client that terminated Mr. McGowan has been dismissed from the lawsuit by the judge because they had not been served within 6 months of the original filing of the lawsuit by Mr. McGowan’s counsel. Mr. McGowan and his attorney were three weeks late responding to our request for discovery and we requested dismissal. However, the judge did not grant dismissal. Mr. McGowan is seeking damages against Staf*Tek in an amount in excess of $75,000. Management deems the suit to be without merit, however, the costs of defending against the complaint could be substantial. Currently no liability for this has been added to the financial statements, at this point management believes the suit to be without merit and unable to estimated potential damages.

(8)     Commitment

The Company leases office space in Tulsa, Oklahoma under operating lease which expired in April 2012, the company is currently leasing the office space on a month to month basis.

Rent expense during the three months ended March 31, 2013 and 2012 were $8,999 and $8,994, respectively.

(9)     Subsequent Events

The Company has evaluated subsequent events through May 14, 2013. Other than those described below, there have been no subsequent events after March 31, 2013 for which disclosure is required.

On May 1, 2013 the Company’s board of directors extended the deadline for the exercise of the 452,500 options by six months from June 30, 2013 to December 31, 2013. The extension is considered a modification of the original stock options. Accordingly, the Company revalued the stock options, which will result in a charge to share-based compensation totaling $120,341 for the quarter ended June 30, 2013.

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

Proposed Reverse Acquisition

On August 7, 2012, we entered into a nonbinding Letter of Intent with Karavos Holdings Limited, for the arrangement of an acquisition of 100% of Zone USA, Inc., which has a 50% ownership position in ANZ Communications, LLC. St. Joseph has completed an in-depth due diligence which confirmed ANZ Communications had 2012 annual revenue of $122.3 million with an EBITDA of $7 million and no long-term debt. ANZ is based in Springfield, IL, with a network office in Frisco, Texas, and regional operations, sales and support offices in Los Angeles, CA, Cherry Hill, NJ, and Mount Pleasant, UT.

The Letter of Intent contemplates the transaction being structured as a reverse acquisition with St. Joseph, Inc. purchasing Zone USA’s 50% ownership position in ANZ Communications in return for the issuance to Karavos Holdings Limited of (i) such number of shares of common stock that will be equal to not less than 80% of the total issued and outstanding shares of St. Joseph, Inc. on a fully diluted and converted basis, or (ii) preferred stock convertible into such number of common stock.

The Letter of Intent contemplates that if the parties proceed with the transaction, on its consummation, St Joseph’s board of directors and executive officers will be replaced by nominees to be named by the existing equity holders of Zone USA.

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

Staf*Tek Services, Inc.

Staf*Tek Services, Inc. (“Staf*Tek”) was organized as an Oklahoma corporation on January 2, 1997. On January 2, 2004, we closed our acquisition of Staf*Tek pursuant to an agreement by which we acquired 100% percent of the issued and outstanding shares of Staf*Tek’s common stock in exchange for (i) 386,208 shares of our $0.001 par value Series A convertible preferred stock; (ii) 219,500 shares of our $0.001 par value common stock; and (ii) $200,000 in cash. Our Series A convertible preferred stock has a face value of $3.00 per share with a yield of 6.75% dividend per annum, payable on a quarterly basis out of funds legally available therefore, for a period of five years. The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends and will commence dividend payments pursuant to the terms of a settlement agreement as funds are available. There is an accrued amount of Series A Convertible Preferred Stock dividends in the amount of $42,047 as of March 31, 2013 ($42,047 at December 31, 2012).

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

Results of Operations for the Three Months Ended

	Three Months Ended
	March 31,
	2013		2012
		% of		% of	Change	Change
	$	Revenue	$	Revenue	$	%
REVENUES:
Contract	$95,282	100.00%	$129,923	100.00%	$(34,641)	-26.66%
COST OF REVENUES	61,992	65.06%	90,926	69.98%	(28,934)	-31.82%

Gross Margin	33,290	34.94%	38,997	30.02%	(5,707)	-14.64%

COSTS AND EXPENSES:
General and Administrative Expenses	119,981	125.92%	107,118	82.45%	12,863	12.01%
Depreciation and Amortization	-	0.00%	287	0.22%	(287)	-100.00%
Total Costs and Expenses	119,981	125.92%	107,405	82.67%	12,576	11.71%

Operating Income (Loss)	(86,691)	-90.98%	(68,408)	-52.65%	(18,283)	26.73%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	-	0.00%	-	0.00%	-	0.00%
Interest Expense	(14,557)	-15.28%	(9,381)	-7.22%	(5,176)	55.18%
Net Other Expense	(14,557)	-15.28%	(9,381)	-7.22%	(5,176)	55.18%
Loss before provision for income taxes	(101,248)	-106.26%	(77,789)	-59.87%	(23,459)	30.16%

Provision for income taxes	-	0.00%	-	0.00%	-	0.00%

Net Loss	$(101,248)	-106.26%	$(77,789)	-59.87%	$(23,459)	30.16%

Gross Profit

For the three months ended March 31, 2013, we had a gross profit of $33,290 compared to a gross profit of $38,997 for the three months ended March 31, 2012. This decrease in our gross profitability of $5,707, or approximately 14.6% over the prior period, is due primarily to a decrease in our operations.

Revenues for the three months ended March 31, 2013 decreased to $95,282 from $129,923 for the three months ended March 31, 2012. This decrease in net revenues of $34,641, or approximately 26.7%, over the prior period, is due primarily to a decrease in the number of contractors working for us.

Cost of revenues for the three months ended March 31, 2013 decreased to $61,922 from $90,926 for the three months ended March 31, 2012. This decrease in cost of revenues of $28,934, or approximately 31.8%, over the prior period, is due primarily to a decrease in the number of contractors working for us.

Total Costs and Expenses

Total costs and expenses for the three months ended March 31, 2013 increased to $119,981 from $107,405 for the three months ended March 31, 2012. This increase in our total operating expenses of $12,576 is approximately 11.7% over that of the prior period resulting from an increase in professional fees.

General and administrative expenses for the three months ended March 31, 2013 increased to $119,981 from $107,118 for the three months ended March 31, 2012. This increase in general and administrative expenses of $12,863 is approximately 12.0% over that of the prior period resulting from an increase in professional fees.

Other Income/Expenses

Interest expense for the three months ended March 31, 2013 increased to $14,557 from $9,381 for the three months ended March 31, 2012. This increase in interest expense of $5,176, or approximately 55.2% over the prior period, is due primarily to the increase in interest due on legal fees and our borrowings.

Operating and Net Losses

For the three months ended March 31, 2013, we incurred an operating loss of $86,691 compared to an operating loss for the three months ended March 31, 2012 of $68,408.

Net loss for the three months ended March 31, 2013 increased to $101,248 from $77,789 for the three months ended March 31, 2012. This increase in net losses of $23,459 is approximately 30.2% over that of the prior period resulting from an increase in professional fees.

Liquidity and Capital Resources

As of March 31, 2013, we had a cash balance of $10,409.

During the three months ended March 31, 2013 and 2012, the Company’s summarized cash flow activities were as follows:

Cash flow activities

	Three months ended
	March 31,
	2013	2012

Net cash provided by (used in) operating activities	$(73,796)	$(6,875)
Net cash provided by (used in) financing activities	77,590	19,949

INCREASE (DECREASE) IN CASH	3,794	13,074

CASH AT BEGINNING OF PERIOD	6,615	2,809

CASH AT END OF PERIOD	$10,409	$15,883

Net cash used in operating activities during the three months ended March 31, 2013 increased from $6,875 to $73,796, as compared to the prior year. During the three months ended March 31, 2013 the Company raised $50,500 of new funds from the sale of common stock and collected $25,000 on a stock subscription receivable. We also received funds from related party borrowings of $5,500, and paid down our bank loan by $3,410.

Internal Sources of Liquidity

For the three months ended March 31, 2013, the funds generated from our operations were insufficient to fund our daily operations. For the three months ended March 31, 2013, we had a gross margin of $33,290, and we were thus unable to meet our operating expenses of $119,981 for the same period. After accounting for our net other expenses (interest expense) of $14,557 for this period, we suffered a net loss of $101,248 for the period. We can provide no assurance that funds from our operations will increase sufficiently to meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our expenses, we will need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

Because the funds generated from our operations have been not been sufficient to fully fund our operations, we have been on dependent on debt and equity financing to make up the shortfall. We actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on their individual merits. There can be no assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing stockholders. As a result, our independent registered public accounting firm has issued a “going concern” modification to its report on our audited financial statements for the years ended December 31, 2012 and 2011.

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

During the three months ended March 31, 2013, we had a private offering in which we sold 101,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds of $50,500.

We also borrowed $5,500 from a related party during the three months ended March 31, 2013.

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

ITEM 4.       CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Gerald McIlhargey, and our Treasurer, Mr. Kenneth L. Johnson (collectively, the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, March 31, 2013, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Internal Control over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2013. Based upon this evaluation, our Certifying Officers have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Staf*Tek’s client terminated Mr. McGowan for performance issues after one month of employment. Mr. McGowan filed a lawsuit against Staf*Tek and the client and subsequently filed a motion for default judgment, which was granted by the judge. On March 9, 2012, Stat*Tek filed a motion to vacate the default judgment and requested a new trial. Staf*Tek has engaged counsel and intends to vigorously defend this action. As of this date the client that terminated Mr. McGowan has been dismissed from the lawsuit by the judge because they had not been served within 6 months of the original filing of the lawsuit by Mr. McGowan’s counsel. Mr. McGowan and his attorney were three weeks late responding to our request for discovery and we requested dismissal. However, the judge did not grant dismissal. Mr. McGowan is seeking damages against Staf*Tek in an amount in excess of $75,000. Management deems the suit to be without merit, however, the costs of defending against the complaint could be substantial. Currently no liability for this has been added to the financial statements, at this point management believes the suit to be without merit and unable to estimated potential damages.

ITEM 1A.       RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In a private placement during the three months ended March 31, 2013, the Company sold 101,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $50,500. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends and will commence dividend payments pursuant to the terms of a settlement agreement as funds are available. There is an accrued amount of Series A Convertible Preferred Stock dividends in the amount of $42,047 as of March 31, 2013 ($42,047 at December 31, 2012).

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

*    Filed herewith.

SIGNATURES

Pursuant to the requirments of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2013

ST. JOSEPH, INC.

/s/ GERALD MCILHARGEY
Gerald McIlhargey, Chief Executive Officer

