Form 10-Q
period 2013-06-30
ST JOSEPH INC
filed 2013-08-13
CIK 1177135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

[  ] Yes [  ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,219,802 shares as of August 13, 2013.

ST. JOSEPH, INC.

Form 10-Q

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ST. JOSEPH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)	(Derived from audited financial statements)
ASSETS

CURRENT ASSETS:
Cash	$11,341	$6,615
Accounts receivable, net of allowance for doubtful accounts of $2,208 (unaudited) and $2,208, respectively	26,138	29,700
Prepaid expenses	10,000	-
Total current assets	47,479	36,315

Property and equipment, net of accumulated depreciation of $154,126 (unaudited) and $154,126, respectively	-	-
Deposits	1,230	1,230

Total Assets	$48,709	$37,545

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$332,730	$310,291
Accrued liabilities	132,277	129,808
Accrued preferred dividend	42,047	42,047
Bank loan and notes payable:
Bank loan	120,378	131,997
Advance from officer	29,700	24,200
Loan from officer	45,000	45,000
Total current liabilities	702,132	683,343

STOCKHOLDERS’ DEFICIT:
Stock subscription receivable	-	25,000
Preferred stock, Series A; $0.001 par value, $3.00 face value; 25,000,000 shares authorized; 5,708 (unaudited) and 5,708 shares issued and outstanding, respectively	6	6
Common stock, $0.001 par value; 100,000,000 shares authorized, 12,219,802 (unaudited) and 11,809,802 issued and outstanding, Respectively	12,220	11,810
Additional paid-in capital	3,323,864	2,998,993
Retained deficit	(3,989,513)	(3,631,547)
Total stockholders’ deficit	(653,423)	(645,798)

Total Liabilities and Stockholders’ Deficit	$48,709	$37,545

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES:
Contract	$72,606	$92,303	$167,888	$222,226
COST OF REVENUES	52,312	58,776	114,304	149,702

Gross Margin	20,294	33,527	53,584	72,524

COSTS AND EXPENSES:
General and Administrative Expenses	269,411	104,583	389,392	211,701
Depreciation and Amortization	-	288	-	575
Total Costs and Expenses	269,411	114,871	389,392	212,276

Operating Loss	(249,117)	(71,344)	(335,808)	(139,752)
OTHER INCOME AND (EXPENSE):
Other Income (Expense)	-	-	-	-
Interest Expense	(7,601)	(4,225)	(22,158)	(13,606)
Net Other Expense	(7,601)	(4,225)	(22,158)	(13,606)
Loss before provision for income taxes	(256,718)	(75,569)	(357,966)	(153,358)

Provision for income taxes	-	-	-	-
Net Loss	$(256,718)	$(75,569)	$(357,966)	$(153,358)

Loss applicable to common stockholders	$(256,718)	$(75,569)	$(357,966)	$(153,358)

Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.03)	$(0.01)

Weighted average common shares outstanding	12,085,825	11,638,969	11,984,055	11,623,552

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred				Additional		Stock
	Stock-Series A		Common Stock		Paid-in	Retained	Subscription
	Shares	Par value	Shares	Par value	Capital	Deficit	Receivable	Total

Balance December 31, 2012	5,708	$6	11,809,802	$11,810	$2,998,933	$(3,631,547)	$(25,000)	$(645,798)

Collection of stock subscription receivable	-	-	-	-	-	-	25,000	25,000
Sale of common stock @ $0.50 per share	-	-	410,000	410	204,590	-	-	205,000
Modification of stock options	-	-	-	-	120,341	-	-	120,341
Net loss for the six months ended June 30, 2013	-	-	-	-	-	(357,966)	-	(357,966)

Balance June 30, 2013	5,708	$6	12,219,802	$12,220	$3,323,864	$(3,989,513)	$-	$(653,423)

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended
	June 30,
OPERATING ACTIVITIES	2013	2012

Net loss	$(357,966)	$(153,358)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	-	575
Stock-based compensation	120,341	-
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	3,562	33,369
(Increase)/decrease in prepaid expenses	(10,000)	-
Increase/(decrease) in accounts payable	22,439	23,673
Increase/(decrease) in accrued liabilities	2,469	49,185
Net cash provided by (used in) operating activities	(219,155)	(46,556)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Repayment on bank loan	(11,619)	(11,116)
Receipt of stock subscription receivable	25,000	-
Proceeds from officer advance	5,500	3,500
Proceeds from officer loan	-	24,000
Payments on preferred stock dividends	-	-
Proceeds from sale of common stock	205,000	30,000
Net cash provided by (used in) financing activities	223,881	46,384

INCREASE (DECREASE) IN CASH	4,726	(172)

CASH AT BEGINNING OF PERIOD	6,615	2,809

CASH AT END OF PERIOD	$11,341	$2,637

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$22,158	$4,892

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The condensed balance sheet at December 31, 2012 has been derived from financial statements included in the Form 10-K. The accompanying unaudited financial statements at June 30, 2013 presented herein have been prepared by St. Joseph, Inc. (the “Company”) in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The results of operations presented for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

There is no provision for dividends for the quarter to which this quarterly report relates.

Financial data presented herein are unaudited.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net capital deficiency at June 30, 2013 and December 31, 2012. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

During the years ended December 31, 2012 and 2011, an officer advanced the Company $7,500 and $16,700, respectively, for working capital in exchange for two promissory notes. During the six months ended June 30, 2013, the officer advanced the Company an additional $5,500. The total balance of the notes, $29,700, does not bear any interest and the notes mature on December 31, 2013.

During the six months ended June 30, 2012, a Director of the Company exercised 7,500 shares of its common stock at a strike price of $1.05 per share (see Note 4) for total consideration of $7,875.

During the year ended December 31, 2011, the Company sold 20,000 shares of its common stock in a private placement for $0.50 per share to an officer of the Company's subsidiary for total consideration of $10,000.

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

As of June 30, 2013 and December 31, 2012, the Company owed the bank $120,378 and $131,997, respectively.

Interest expense on the Company’s bank borrowing was $4,144 and $2,856, during the six months ended June 30, 2013 and 2012, respectively.

(4)	Shareholders’ Deficit

Preferred Stock

The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock and 5,708 have not been converted to common stock at December 31, 2012. During the six months ended June 30, 2013, the Company did not issue any Series A Convertible Preferred Stock. Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, which is paid quarterly on a calendar basis for a period of 5 years.

The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends total $42,047 and $42,047 as of June 30, 2013 and December 31, 2012, respectively. The Company will commence dividend payments pursuant to the terms of a settlement agreement as funds are available.

ST. JOSEPH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

In a private placement during the six months ended June 30, 2013, the Company sold 410,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $205,000. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

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

During the year ended December 31, 2012, a Director of the Company exercised 7,500 shares of its common stock at a strike price of $1.05 per share for total consideration of $7,875.

Equity Awards Granted to Employees

The following schedule summarizes the changes in the Company’s equity awards for the six months ended June 30, 2013.

			Weighted	Weighted
	Awards		Average	Average
	Outstanding	Exercise	Exercise	Remaining	Aggregate
	and	Price	Price	Contractual	Intrinsic
	Exercisable	Per Share	Per Share	Life	Value

Outstanding at January 1, 2013	452,500	$1.05	$1.05	1.00 yrs.	$-
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Expired.	-	$-	$-
Outstanding and exercisable at June 30, 2013.	452,500	$1.05	$1.05	0.50 yrs.	$-

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

On May 2, 2013 the Company's board of directors extended the deadline for the exercise of the 452,500 options by six months from June 30, 2013 to December 31, 2013. The extension is considered a modification of the original stock options. Accordingly, the Company revalued the stock options, which resulted in a charge to share-based compensation totaling $120,341 for the quarter ended June 30, 2013.

All remaining stock options were fully vested as of June 30, 2013 and December 31, 2012. Aggregate intrinsic value is calculated by determining the amount by which the market price of the stock exceeds the exercise price of the options on June 30, 2013, and then multiplying that amount by the number of options. The exercise price exceeded the market value of the stock on June 30, 2013; therefore the aggregate intrinsic value is zero.

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

The Company conducts a significant portion of its operations with one customer. During the six months ended June 30, 2013 and 2012, approximately 85% and 83%, respectively of the Company's service revenues were conducted with this one customer.

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

Rent expense during the six months ended June 30, 2013 and 2012 were $18,269 and $17,993, respectively.

(9)	Subsequent Events

The Company has evaluated subsequent events through August 12, 2013. Other than those described below, there have been no subsequent events after June 30, 2013 for which disclosure is required.

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

Staf*Tek Services, Inc.

Staf*Tek Services, Inc. (“Staf*Tek”) was organized as an Oklahoma corporation on January 2, 1997. On January 2, 2004, we closed our acquisition of Staf*Tek pursuant to an agreement by which we acquired 100% percent of the issued and outstanding shares of Staf*Tek's common stock in exchange for (i) 386,208 shares of our $0.001 par value Series A convertible preferred stock; (ii) 219,500 shares of our $0.001 par value common stock; and (ii) $200,000 in cash. Our Series A convertible preferred stock has a face value of $3.00 per share with a yield of 6.75% dividend per annum, payable on a quarterly basis out of funds legally available therefore, for a period of five years. The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends and will commence dividend payments pursuant to the terms of a settlement agreement as funds are available. There is an accrued amount of Series A Convertible Preferred Stock dividends in the amount of $42,047 as of June 30, 2013 ($42,047 at December 31, 2012).

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

Results of Operations for the Six Months Ended

	Six Months Ended
	June 30,
	2013		2012
		% of		% of	Change	Change
	$	Revenue	$	Revenue	$	%
REVENUES:
Contract	$167,888	100.00%	$222,226	100.00%	$(54,338)	(24.45)%
COST OF REVENUES	114,304	68.08%	149,702	67.36%	(35,398)	(23.65)%

Gross Margin	53,584	31.92%	72,524	32.64%	(18,940)	(26.11%

COSTS AND EXPENSES:
General and Administrative Expenses	389,392	231.94%	211,701	95.26%	177,691	83.94%
Depreciation and Amortization	-	0.00%	575	0.26%	(575)	(100.00)%
Total Costs and Expenses	389,392	231.94%	212,276	95.52%	177,116	83.44%

Operating Income (Loss)	(335,808)	(200.02)%	(139,752)	(62.89)%	(196,056)	140.29%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	-	0.00%	-	0.00%	-	0.00%
Interest Expense	(22,158)	(13.20)%	(13,606)	(6.12)%	(8,552)	62.85%
Net Other Expense	(22,158)	(13.20)%	(13,606)	(6.12)%	(8,552)	62.85%
Loss before provision for income taxes	(357,966)	(213.22)%	(153,358)	(69.01)%	(204,608)	133.42%

Provision for income taxes	-	0.00%	-	0.00%	-	0.00%

Net Loss	$(357,966)	(213.22)%	$(153,358)	(69.01)%	$(204,608)	133.42%

Gross Profit

For the six months ended June 30, 2013, we had a gross profit of $53,584 compared to a gross profit of $72,524 for the six months ended June 30, 2012. This decrease in our gross profitability of $18,940, or approximately 26.1% over the prior period, is due primarily to a decrease in our operations.

Revenues for the six months ended June 30, 2013 decreased to $167,888 from $222,226 for the six months ended June 30, 2012. This decrease in net revenues of $54,338, or approximately 24.5%, over the prior period, is due primarily to a decrease in the number of contractors working for us.

Cost of revenues for the six months ended June 30, 2013 decreased to $114,304 from $149,702 for the six months ended June 30, 2012. This decrease in cost of revenues of $35,398, or approximately 23.7%, over the prior period, is due primarily to a decrease in the number of contractors working for us.

Total Costs and Expenses

Total costs and expenses for the six months ended June 30, 2013 increased to $389,392 from $212,276 for the six months ended June 30, 2012. This increase in our total operating expenses of $177,116 is approximately 83.4% over that of the prior period largely due to stock-based compensation expenses of $120,341 resulting from the modification of stock options.

General and administrative expenses for the six months ended June 30, 2013 increased to $389,392 from $211,701 for the six months ended June 30, 2012. This increase in general and administrative expenses of $177,691 is approximately 83.9% over that of the prior period largely due to stock-based compensation expenses of $120,341 resulting from the modification of stock options.

Other Income/Expenses

Interest expense for the six months ended June 30, 2013 increased to $22,158 from $13,606 for the six months ended June 30, 2012. This increase in interest expense of $8,552, or approximately 62.9% over the prior period, is due primarily to the increase in interest due on legal fees and our borrowings.

Operating and Net Losses

For the six months ended June 30, 2013, we incurred an operating loss of $335,808 compared to an operating loss for the six months ended June 30, 2012 of $139,752.

Net loss for the six months ended June 30, 2013 increased to $357,966 from $153,358 for the six months ended June 30, 2012. This increase in net losses of $204,608 is approximately 133.4% over that of the prior period largely due to stock-based compensation expenses of $120,341 resulting from the modification of stock options.

Results of Operations for the Three Months Ended

	Three Months Ended
	June 30,
	2013		2012
		% of		% of	Change	Change
	$	Revenue	$	Revenue	$	%
REVENUES:
Contract	$72,606	100.00%	$92,303	100.00%	$(19,697)	(27.13)%
COST OF REVENUES	52,312	72.05%	58,776	63.68%	(6,464)	(12.36)%

Gross Margin	20,294	27.95%	33,527	36.32%	(13,233)	(65.21)%

COSTS AND EXPENSES:
General and Administrative Expenses	269,411	371.06%	104,583	113.30%	164,828	61.18%
Depreciation and Amortization	-	0.00%	288	0.31%	(288)	(100.00)%
Total Costs and Expenses	269,411	371.06%	104,871	113.62%	164,540	61.07%

Operating Income (Loss)	(249,117)	(343.11)%	(71,344)	(77.29)%	(177,773)	71.36%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	-	0.00%	-	0.00%	-	0.00%
Interest Expense	(7,601)	(10.47)%	(4,225)	(4.58)%	(3,376)	44.42%
Net Other Expense	(7,601)	(10.47)%	(4,225)	(4.58)%	(3,376)	44.42%
Loss before provision for income taxes	(256,718)	(353.58)%	(75,569)	(81.87)%	(181,149)	70.56%

Provision for income taxes	-	0.00%	-	0.00%	-	0.00%

Net Loss	$(256,718)	(353.58)%	$(75,569)	(81.87)%	$(181,149)	70.56%

Gross Profit

For the three months ended June 30, 2013, we had a gross profit of $20,294 compared to a gross profit of $33,527 for the three months ended June 30, 2012. This decrease in our gross profitability of 13,233, or approximately 65.2% over the prior period, is due primarily to a decrease in our operations.

Revenues for the three months ended June 30, 2013 decreased to $72,606 from $92,303 for the three months ended June 30, 2012. This decrease in net revenues of $19,697, or approximately 27.1%, over the prior period, is due primarily to a decrease in the number of contractors working for us.

Cost of revenues for the three months ended June 30, 2013 decreased to $52,312 from $58,776 for the three months ended June 30, 2012. This decrease in cost of revenues of $6,464, or approximately 12.4%, over the prior period, is due primarily to a decrease in the number of contractors working for us.

Total Costs and Expenses

Total costs and expenses for the three months ended June 30, 2013 increased to $269,411 from $104,871 for the three months ended June 30, 2012. This increase in our total operating expenses of $164,540 is approximately 61.1% over that of the prior period largely due to stock-based compensation expenses of $120,341 resulting from the modification of stock options.

General and administrative expenses for the three months ended June 30, 2013 increased to $269,411 from $104,583 for the three months ended June 30, 2012. This increase in general and administrative expenses of $164,828 is approximately 61.2% over that of the prior period largely due to stock-based compensation expenses of $120,341 resulting from the modification of stock options.

Other Income/Expenses

Interest expense for the three months ended June 30, 2013 increased to $7,601 from $4,225 for the three months ended June 30, 2012. This increase in interest expense of $3,376, or approximately 44.4% over the prior period, is due primarily to the increase in interest due on legal fees and our borrowings.

Operating and Net Losses

For the three months ended June 30, 2013, we incurred an operating loss of $249,117 compared to an operating loss for the three months ended June 30, 2012 of $71,344.

Net loss for the three months ended June 30, 2013 increased to $256,718 from $75,569 for the three months ended June 30, 2012. This increase in net losses of $181,149 is approximately 70.6% over that of the prior period largely due to stock-based compensation expenses of $120,341 resulting from the modification of stock options.

Liquidity and Capital Resources

As of June 30, 2013, we had a cash balance of $11,341.

During the six months ended June 30, 2013 and 2012, the Company’s summarized cash flow activities were as follows:

Cash flow activities

	Six months ended
	June 30,
	2013	2012

Net cash provided by (used in) operating activities	$(219,155)	$(46,556)
Net cash provided by (used in) financing activities	223,881	46,384

INCREASE (DECREASE) IN CASH	4,726	(172)

CASH AT BEGINNING OF PERIOD	6,615	2,809

CASH AT END OF PERIOD	$11,341	$2,637

Net cash used in operating activities during the six months ended June 30, 2013 increased from $46,556 to $219,155, as compared to the prior year. During the six months ended June 30, 2013 the Company raised $205,000 of new funds from the sale of common stock and collected $25,000 on a stock subscription receivable. We also received funds from related party borrowings of $5,500, and paid down our bank loan by $11,619.

Internal Sources of Liquidity

For the six months ended June 30, 2013, the funds generated from our operations were insufficient to fund our daily operations. For the six months ended June 30, 2013, we had a gross margin of $53,584, and we were thus unable to meet our operating expenses of $389,392 for the same period. After accounting for our net other expenses (interest expense) of $22,158 for this period, we suffered a net loss of $357,966 for the period. We can provide no assurance that funds from our operations will increase sufficiently to meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our expenses, we will need to seek other sources of financing to maintain liquidity.

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

During the six months ended June 30, 2013, we had a private offering in which we sold 410,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds of $205,000.

We also borrowed $5,500 from a related party during the three months ended June 30, 2013.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Gerald McIlhargey, and our Treasurer, Mr. Kenneth L. Johnson (collectively, the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, June 30, 2013, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Internal Control over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2013. Based upon this evaluation, our Certifying Officers have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In a private placement during the six months ended June 30, 2013, the Company sold 410,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $205,000. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends and will commence dividend payments pursuant to the terms of a settlement agreement as funds are available. There is an accrued amount of Series A Convertible Preferred Stock dividends in the amount of $42,047 as of June 30, 2013 ($42,047 at December 31, 2012).

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

Date: August 13, 2013

ST. JOSEPH, INC.

/s/ GERALD MCILHARGEY
Gerald McIlhargey, Chief Executive Officer

