Form 10-Q
period 2013-09-30
ST JOSEPH INC
filed 2013-11-14
CIK 1177135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2013, there were 12,219,802 shares issued and outstanding of the registrant’s common stock.

ST. JOSEPH, INC.

Form 10-Q

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ST. JOSEPH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(Derived from audited financial statements)
ASSETS

CURRENT ASSETS:
Cash	$3,402	$6,615
Accounts receivable, net of allowance for doubtful accounts of $2,208 (unaudited) and $2,208, respectively	15,728	29,700
Prepaid expenses	10,000	-
Total current assets	29,130	36,315

Property and equipment, net of accumulated depreciation of $154,126 (unaudited) and $154,126, respectively	-	-
Deposits	1,230	1,230

Total Assets	$30,360	$37,545

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$362,156	$310,291
Accrued liabilities	151,604	129,808
Accrued preferred dividend	42,047	42,047
Bank loan and notes payable:
Bank loan	118,202	131,997
Advance from officer	29,700	24,200
Loan from officer	49,800	45,000
Note payable	25,000	-
Total current liabilities	778,509	683,343

STOCKHOLDERS’ DEFICIT:
Stock subscription receivable	-	25,000
Preferred stock, Series A; $0.001 par value, $3.00 face value; 25,000,000 shares authorized; 5,708 (unaudited) and 5,708 shares issued and outstanding, respectively	6	6
Common stock, $0.001 par value; 100,000,000 shares authorized, 12,219,802 (unaudited) and 11,809,802 issued and outstanding, Respectively	12,220	11,810
Additional paid-in capital	3,323,864	2,998,993
Retained deficit	(4,084,239)	(3,631,547)
Total stockholders’ deficit	(748,149)	(645,798)

Total Liabilities and Stockholders’ Deficit	$30,360	$37,545

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES:
Contract	$43,532	$121,047	$211,420	$343,273
COST OF REVENUES	33,126	77,942	147,430	227,644

Gross Margin	10,406	43,105	63,990	115,629

COSTS AND EXPENSES:
General and Administrative Expenses	100,409	174,940	489,801	386,641
Depreciation and Amortization	-	287	-	862
Total Costs and Expenses	100,409	175,227	489,801	387,503

Operating Loss	(90,003)	(132,122)	(425,811)	(271,874)
OTHER INCOME AND (EXPENSE):
Other Income (Expense)	-	-	-	-
Interest Expense	(4,723)	(3,670)	(26,881)	(17,276)
Net Other Expense	(4,723)	(3,670)	(26,881)	(17,276)
Loss before provision for income taxes	(94,726)	(135,792)	(452,692)	(289,150)

Provision for income taxes	-	-	-	-
Net Loss	$(94,726)	$(135,792)	$(452,692)	$(289,150)

Loss applicable to common stockholders	$(94,726)	$(135,792)	$(452,692)	$(289,150)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Weighted average common shares outstanding	12,219,802	11,674,802	12,000,415	11,632,135

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock-Series A		Common Stock		Additional Paid-in	Retained	Stock Subscription
	Shares	Par value	Shares	Par value	Capital	Deficit	Receivable	Total

Balance December 31, 2012	5,708	$6	11,809,802	$11,810	$2,998,933	$(3,631,547)	$(25,000)	$(645,798)

Collection of stock subscription receivable	-	-	-	-	-	-	25,000	25,000
Sale of common stock @ $0.50 per share	-	-	410,000	410	204,590	-	-	205,000
Modification of stock options	-	-	-	-	120,341	-	-	120,341
Net loss for the six months ended September 30, 2013	-	-	-	-	-	(452,692)	-	(452,692)

Balance September 30, 2013	5,708	$6	12,219,802	$12,220	$3,323,864	$(4,084,239)	$-	$(748,149)

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
 (Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
OPERATING ACTIVITIES

Net loss	$(452,692)	$(289,150)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	-	862
Stock-based compensation	120,341	100,001
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	13,972	31,865
(Increase)/decrease in prepaid expenses	(10,000)	-
Increase/(decrease) in accounts payable	51,865	26,187
Increase/(decrease) in accrued liabilities	21,796	81,283
Net cash provided by (used in) operating activities	(254,718)	(48,952)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Repayment on bank loan	(13,795)	(14,701)
Receipt of stock subscription receivable	25,000	-
Proceeds from officer advance	5,500	3,500
Proceeds from officer loan	4,800	24,000
Proceeds from note payable	25,000	-
Proceeds from sale of common stock	205,000	37,875
Net cash provided by (used in) financing activities	251,505	50,674

INCREASE (DECREASE) IN CASH	(3,213)	1,722

CASH AT BEGINNING OF PERIOD	6,615	2,809

CASH AT END OF PERIOD	$3,402	$4,531

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$26,589	$17,271

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The condensed balance sheet at December 31, 2012 has been derived from financial statements included in the Form 10-K. The accompanying unaudited financial statements at September 30, 2013 presented herein have been prepared by St. Joseph, Inc. (the “Company”) in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The results of operations presented for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

There is no provision for dividends for the quarter to which this quarterly report relates.

Financial data presented herein are unaudited.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net capital deficiency at September 30, 2013 and December 31, 2012. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

(2) Related Party Transactions

On September 6, 2013, COLEMC Investments, LTD. (COLEMC), a Canadian company owned by Gerry McIlhargey, President and Director of the Company, advanced the Company $4,800 for working capital in exchange for a promissory note. The note matures on December 31, 2013 and does not bear interest.

In prior years, COLEMC advanced the Company a total of $45,000 for working capital in exchange for three promissory notes. The notes matured on December 31, 2011 and December 2010 and did not bear any interest. The notes have been extended until December 31, 2013.

On July 31, 2013, an individual loaned the Company $25,000 for working capital in exchange for a promissory note. The note matures on July 31, 2014 and bears interest at seven percent. Accrued interest on the note totaled $292 at September 30, 2013.

During the years ended December 31, 2012 and 2011, an officer advanced the Company $7,500 and $16,700, respectively, for working capital in exchange for two promissory notes. During the nine months ended September 30, 2013, the officer advanced the Company an additional $5,500. The total balance of the notes, $29,700, does not bear any interest and the notes mature on December 31, 2013.

During the nine months ended September 30, 2013, a Director of the Company exercised options to purchase 7,500 shares of the Company’s common stock at a strike price of $1.05 per share (see Note 7) for total consideration of $7,875.

(3) Bank Loan

The Company originally had a $200,000 line of credit of with a bank. In August 2010, the Company converted its line of credit with the bank to a bank loan which is collateralized by all of assets of the Company’s subsidiary company, Staf*Tek, including all receivables and property and equipment. The bank loan agreement included the following provisions: 1) an agreement to provide insurance coverage for the collateralized assets in the amount of $180,000; 2) covenants to provide certain financial documents to the bank on a monthly and annual basis. The interest rate on the loan was 6.5 % and the monthly principal and interest payment was $2,698 with a final balloon payment in the amount of $118,202 due on the maturity date of August 31, 2013. On September 9, 2013, the Company received a default letter from the bank and since that time the bank requested information for consideration for an extension which terms have yet to be determined. The principal loan balance continues to bear 6.5% interest.

As of September 30, 2013 and December 31, 2012, the Company owed the bank $118,202 and $131,997, respectively.

Interest expense on the Company’s bank borrowing was $6,113 and $7,265, during the nine months ended September 30, 2013 and 2012, respectively.

(4) Shareholders’ Deficit

Preferred Stock

The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock and 5,708 have not been converted to common stock at December 31, 2012. During the nine months ended September 30, 2013, the Company did not issue any Series A Convertible Preferred Stock. Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, which is paid quarterly on a calendar basis for a period of five years.

The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends total $42,047 and $42,047 as of September 30, 2013 and December 31, 2012, respectively. The Company will commence dividend payments pursuant to the terms of a settlement agreement as funds are available.

Common Stock

In a private placement during the nine months ended September 30, 2013, the Company sold 410,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $205,000. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

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

Equity Awards Granted to Employees

The following schedule summarizes the changes in the Company’s equity awards for the nine months ended September 30, 2013.

			Weighted	Weighted
	Awards		Average	Average
	Outstanding	Exercise	Exercise	Remaining	Aggregate
	and	Price	Price	Contractual	Intrinsic
	Exercisable	Per Share	Per Share	Life	Value

Outstanding at January 1, 2013	452,500	$1.05	$1.05	1.00 yrs.	$-
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Expired	-	$-	$-
Outstanding and exercisable at September 30, 2013	452,500	$1.05	$1.05	0.25 yrs.	$-

On August 10, 2011, the Company’s Board of Directors extended the deadline for the exercise of the 460,000 options by one year from August 24, 2011 to August 24, 2012. The Company further extended the deadline to December 31, 2012 in a Board of Directors meeting held on August 23, 2012; and most recently extended the deadline to September 30, 2013 in a Board meeting on December 12, 2012. The extensions were considered a modification to the terms of the original stock options. Accordingly, the Company revalued the stock options, which resulted in a charge to share-based compensation totaling $214,563 for the year ended December 31, 2012.

On May 2, 2013, the Company’s Board of Directors extended the deadline for the exercise of the 452,500 options by six months from September 30, 2013 to December 31, 2013. The extension is considered a modification to the terms of the original stock options. Accordingly, the Company revalued the stock options, which resulted in a charge to share-based compensation totaling $120,341 for the quarter ended September 30, 2013.

All remaining stock options were fully vested as of September 30, 2013 and December 31, 2012. Aggregate intrinsic value is calculated by determining the amount by which the market price of the stock exceeds the exercise price of the options on September 30, 2013, and then multiplying that amount by the number of options. The exercise price exceeded the market value of the stock on September 30, 2013; therefore the aggregate intrinsic value is zero.

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

(6) Concentration of Credit Risk

The Company conducts a significant portion of its operations with one customer. During the nine months ended September 30, 2013 and 2012, approximately 85% and 86%, respectively of the Company’s service revenues were conducted with this one customer.

(7)  Legal Proceedings

On or about January 24, 2012, our subsidiary, Staf*Tek Services, Inc. was served notice that Danny McGowan, a former employee hired and assigned to work for Staf*Tek’s client as a contractor, filed a lawsuit against Staf*Tek Services, Inc. and its client in the District Court in Tulsa County, Oklahoma, Case No. CJ-2011-7039, in connection with a wrongful termination complaint. Mr. McGowan alleges that he was terminated after one month of employment, but feels he had a guaranteed contract for six months. The wording in his employment agreement that he identifies as guaranteeing his employment for six months was inserted at the request of Staf*Tek’s client.

Staf*Tek’s client terminated Mr. McGowan for performance issues after one month of employment. Mr. McGowan filed a lawsuit against Staf*Tek and the client and subsequently filed a motion for default judgment, which was granted by the judge. On March 9, 2012, Staf*Tek filed a motion to vacate the default judgment and requested a new trial. Staf*Tek has engaged counsel and intends to vigorously defend this action. As of this date, the client that terminated Mr. McGowan has been dismissed from the lawsuit by the judge because they had not been served within six months of the original filing of the lawsuit by Mr. McGowan’s counsel. Mr. McGowan and his attorney were three weeks late responding to our request for discovery and we requested dismissal. However, the judge did not grant dismissal. Mr. McGowan is seeking damages against Staf*Tek in an amount in excess of $75,000. Management deems the suit to be without merit, however, the costs of defending against the complaint could be substantial.

(8)  Commitment

The Company leases office space in Tulsa, Oklahoma under an operating lease which expired in April 2012. The Company is currently leasing the office space on a month to month basis.

Rent expense during the nine months ended September 30, 2013 and 2012 were $27,298 and $26,992, respectively.

(9) Subsequent Events

The Company has evaluated subsequent events through November 14, 2013. There have been no subsequent events after September 30, 2013 for which disclosure is required.

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

General

St. Joseph, Inc. (“us,” “we,” “our” or the “Company”) currently conducts all of our business through our wholly-owned subsidiary, Staf*Tek Services, Inc. We also hope to acquire other operating companies as subsidiaries and are pursuing suitable candidates for future acquisition that could potentially create value for our existing shareholders. Acquisition targets may be in sectors other than our current sector of providing employment agency services. Although it is not our goal, we would also consider a reverse merger opportunity, if it were seen to be a value creation opportunity for our existing shareholders.

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

Staf*Tek Services, Inc.

Staf*Tek Services, Inc. (“Staf*Tek”) was organized as an Oklahoma corporation on January 2, 1997. On January 2, 2004, we closed our acquisition of Staf*Tek pursuant to an agreement by which we acquired 100% percent of the issued and outstanding shares of Staf*Tek’s common stock in exchange for (i) 386,208 shares of our $0.001 par value Series A Convertible Preferred Stock; (ii) 219,500 shares of our $0.001 par value common stock; and (ii) $200,000 in cash. Our Series A Convertible Preferred Stock has a face value of $3.00 per share with a yield of 6.75% dividend per annum, payable on a quarterly basis out of funds legally available therefore, for a period of five years. The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends will commence dividend payments pursuant to the terms of a settlement agreement as funds are available. There is an accrued amount of Series A Convertible Preferred Stock dividends in the amount of $42,047 as of September 30, 2013 ($42,047 at December 31, 2012).

The Series A Convertible Preferred Stock may be converted into our common stock at the rate of one share of convertible preferred stock for one share of common stock at any time by the shareholder. We may call the Series A Convertible Preferred Stock for redemption no sooner than two years after the date of issuance, and only if our common stock is trading on a recognized United States stock exchange for a period of no less than 30 consecutive trading days at a market value of $5.00 or more per share. However, as of this date, our common stock has not traded at that share price.

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

Results of Operations for the Nine Months Ended
	Nine Months Ended
	September 30,
	2013		2012
		% of		% of	Change	Change
	$	Revenue	$	Revenue	$	%
REVENUES:
Contract	$211,420	100.00%	$343,273	100.00%	$(131,853)	-38.41%
COST OF REVENUES	147,430	69.73%	227,644	66.32%	(80,214)	-35.24%

Gross Margin	63,990	30.27%	115,629	33.68%	(51,639)	-44.66%

COSTS AND EXPENSES:
General and Administrative Expenses	489,801	231.67%	386,641	112.63%	103,160	26.68%
Depreciation and Amortization	-	0.00%	862	0.25%	(862)	-100.00%
Total Costs and Expenses	489,801	231.67%	387,503	112.88%	102,298	26.40%

Operating Income (Loss)	(425,811)	-201.41%	(271,874)	-79.20%	(153,937)	56.62%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	-	0.00%	-	0.00%	-	0.00%
Interest Expense	(26,881)	-12.71%	(17,276)	-5.03%	(9,605)	55.60%
Net Other Expense	(26,881)	-12.71%	(17,276)	-5.03%	(9,605)	55.60%
Loss before provision for income taxes	(452,692)	-214.12%	(289,150)	-84.23%	(163,542)	56.56%

Provision for income taxes	-	0.00%	-	0.00%	-	0.00%

Net Loss	$(452,692)	-214.12%	$(289,150)	-84.23%	$(163,542)	56.56%

Gross Profit

For the nine months ended September 30, 2013, we had a gross profit of $63,990 compared to a gross profit of $115,629 for the nine months ended September 30, 2012. This decrease in our gross profitability of $51,639, or approximately 44.7% over the prior period, is due primarily to a decrease in our operations.

Revenues for the nine months ended September 30, 2013 decreased to $211,420 from $343,273 for the nine months ended September 30, 2012. This decrease in net revenues of $131,853, or approximately 38.4%, over the prior period, is due primarily to a decrease in the number of contractors working for us.

Cost of revenues for the nine months ended September 30, 2013 decreased to $147,430 from $227,644 for the nine months ended September 30, 2012. This decrease in cost of revenues of $80,214, or approximately 35.2%, over the prior period, is due primarily to a decrease in the number of contractors working for us.

Total Costs and Expenses

Total costs and expenses for the nine months ended September 30, 2013 increased to $489,801 from $387,503 for the nine months ended September 30, 2012. This increase in our total operating expenses of $102,298 is approximately 26.4% over that of the prior period largely due to stock-based compensation expenses of $120,341 resulting from the modification of stock options.

General and administrative expenses for the nine months ended September 30, 2013 increased to $489,801 from $386,641 for the nine months ended September 30, 2012. This increase in general and administrative expenses of $103,160 is approximately 26.7% over that of the prior period largely due to stock-based compensation expenses of $120,341 resulting from the modification to the terms of stock options.

Other Income/Expenses

Interest expense for the nine months ended September 30, 2013 increased to $26,881 from $17,276 for the nine months ended September 30, 2012. This increase in interest expense of $9,605, or approximately 55.6% over the prior period, is due primarily to the increase in interest due on legal fees and our borrowings.

Operating and Net Losses

For the nine months ended September 30, 2013, we incurred an operating loss of $425,811 compared to an operating loss for the nine months ended September 30, 2012 of $271,874.

Net loss for the nine months ended September 30, 2013 increased to $452,692 from $289,150 for the nine months ended September 30, 2012. This increase in net losses of $163,542 is approximately 56.6% over that of the prior period largely due to stock-based compensation expenses of $120,341 resulting from the modification to the terms of stock options.

Results of Operations for the Three Months Ended
	Three Months Ended
	September 30,
	2013		2012
		% of		% of	Change	Change
	$	Revenue	$	Revenue	$	%
REVENUES:
Contract	$43,532	100.00%	$121,047	100.00%	$(77,515)	-178.06%
COST OF REVENUES	33,126	76.10%	77,942	64.39%	(44,816)	-135.29%

Gross Margin	10,406	23.90%	43,105	35.61%	(32,699)	-314.24%

COSTS AND EXPENSES:
General and Administrative Expenses	100,409	230.66%	174,940	144.52%	(74,531)	-74.23%
Depreciation and Amortization	-	0.00%	287	0.24%	(287)	-100.00%
Total Costs and Expenses	100,409	230.66%	175,227	144.76%	(74,818)	-74.51%

Operating Income (Loss)	(90,003)	-206.75%	(132,122)	-109.15%	42,119	-46.80%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	-	0.00%	-	0.00%	-	0.00%
Interest Expense	(4,723)	-10.85%	(3,670)	-3.03%	(1,053)	22.30%
Net Other Expense	(4,723)	-10.85%	(3,670)	-3.03%	(1,053)	22.30%
Loss before provision for income taxes	(94,726)	-217.60%	(135,792)	-112.18%	41,066	-43.35%

Provision for income taxes	-	0.00%	-	0.00%	-	0.00%

Net Loss	$(94,726)	-217.60%	$(135,792)	-112.18%	$41,066	-43.35%

Gross Profit

For the three months ended September 30, 2013, we had a gross profit of $10,406 compared to a gross profit of $43,105 for the three months ended September 30, 2012. This decrease in our gross profitability of $32,699, or approximately 314.2% over the prior period, is due primarily to a decrease in our operations.

Revenues for the three months ended September 30, 2013 decreased to $43,532 from $121,047 for the three months ended September 30, 2012. This decrease in net revenues of $77,515, or approximately 178.1%, over the prior period, is due primarily to a decrease in the number of contractors working for us.

Cost of revenues for the three months ended September 30, 2013 decreased to $33,126 from $77,942 for the three months ended September 30, 2012. This decrease in cost of revenues of $44,816, or approximately 135.3%, over the prior period, is due primarily to a decrease in the number of contractors working for us.

Total Costs and Expenses

Total costs and expenses for the three months ended September 30, 2013 decreased to $100,409 from $175,227 for the three months ended September 30, 2012. This decrease in our total operating expenses of $74,818 is approximately 74.5% over that of the prior period largely due to a decrease in our operations.

General and administrative expenses for the three months ended September 30, 2013 decreased to $100,409 from $174,940 for the three months ended September 30, 2012. This decrease in general and administrative expenses of $74,531 is approximately 74.2% over that of the prior period largely due to a decrease in our operations.

Other Income/Expenses

Interest expense for the three months ended September 30, 2013 increased to $4,723 from $3,670 for the three months ended September 30, 2012. This increase in interest expense of $1,053, or approximately 22.3% over the prior period, is due primarily to the increase in interest due on legal fees and our borrowings.

Operating and Net Losses

For the three months ended September 30, 2013, we incurred an operating loss of $90,003 compared to an operating loss for the three months ended September 30, 2012 of $132,122.

Net loss for the three months ended September 30, 2013 decreased to $94,726 from $135,792 for the three months ended September 30, 2012. This decrease in net losses of $41,066 is approximately 43.4% over that of the prior period largely due to a decrease in our operations.

Liquidity and Capital Resources

As of September 30, 2013, we had a cash balance of $3,402.

During the nine months ended September 30, 2013 and 2012, the Company’s summarized cash flow activities were as follows:

Cash flow activities
	Nine months ended
	September 30,
	2013	2012

Net cash provided by (used in) operating activities	$(254,718)	$(48,952)
Net cash provided by (used in) financing activities	251,505	50,674

INCREASE (DECREASE) IN CASH	(3,213)	(1,722)

CASH AT BEGINNING OF PERIOD	6,615	2,809

CASH AT END OF PERIOD	$3,402	$4,531

Net cash used in operating activities during the nine months ended September 30, 2013 increased from $48,952 to $254,718, as compared to the prior year. During the nine months ended September 30, 2013, the Company raised $205,000 of new funds from the sale of common stock and collected $25,000 on a stock subscription receivable. We also received a $25,000 note payable and related party borrowings of $10,300, and paid down our bank loan by $13,795.

Internal Sources of Liquidity

For the nine months ended September 30, 2013, the funds generated from our operations were insufficient to fund our daily operations. For the nine months ended September 30, 2013, we had a gross margin of $63,990, and we were thus unable to meet our operating expenses of $489,801 for the same period. After accounting for our net other expenses (interest expense) of $28,339 for this period, we suffered a net loss of $454,150 for the period. We can provide no assurance that funds from our operations will increase sufficiently to meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our expenses, we will need to seek other sources of financing to maintain liquidity.

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

The Company originally had a $200,000 line of credit of with a bank. In August 2010, the Company converted its line of credit with the bank to a bank loan which is collateralized by all of assets of the Company’s subsidiary company, Staf*Tek, including all receivables and property and equipment. The bank loan agreement included the following provisions: 1) an agreement to provide insurance coverage for the collateralized assets in the amount of $180,000; 2) covenants to provide certain financial documents to the bank on a monthly and annual basis. The interest rate on the loan was 6.5 % and the monthly principal and interest payment was $2,698 with a final balloon payment in the amount of $118,202 due on the maturity date of August 31, 2013. On September 9, 2013, the Company received a default letter from the bank and since that time the bank requested information for consideration for an extension which terms have yet to be determined. The principal loan balance continues to bear 6.5% interest.

During the nine months ended September 30, 2013, we had a private offering in which we sold 410,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds of $205,000.

We also borrowed $35,300 from related parties during the nine months ended September 30, 2013.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Gerald McIlhargey, and our Treasurer, Mr. Kenneth L. Johnson (collectively, the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, September 30, 2013, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Internal Control over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2013. Based upon this evaluation, our Certifying Officers have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Staf*Tek’s client terminated Mr. McGowan for performance issues after one month of employment. Mr. McGowan filed a lawsuit against Staf*Tek and the client and subsequently filed a motion for default judgment, which was granted by the judge. On March 9, 2012, Stat*Tek filed a motion to vacate the default judgment and requested a new trial. Staf*Tek has engaged counsel and intends to vigorously defend this action. As of this date the client that terminated Mr. McGowan has been dismissed from the lawsuit by the judge because they had not been served within six months of the original filing of the lawsuit by Mr. McGowan’s counsel. Mr. McGowan and his attorney were three weeks late responding to our request for discovery and we requested dismissal. However, the judge did not grant dismissal. Mr. McGowan is seeking damages against Staf*Tek in an amount in excess of $75,000. Management deems the suit to be without merit, however, the costs of defending against the complaint could be substantial.

ITEM 1A.     RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission on April 1, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In a private placement during the nine months ended September 30, 2013, the Company sold 101,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $205,000. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K filed on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends will commence dividend payments pursuant to the terms of a settlement agreement as funds are available. There is an accrued amount of Series A Convertible Preferred Stock dividends in the amount of $42,047 as of September 30, 2013 ($42,047 at December 31, 2012).

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)*
32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)*
32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2013

ST. JOSEPH, INC.

/s/ GERALD MCILHARGEY
Gerald McIlhargey, Chief Executive Officer

