Form 10-K
period 2013-12-31
ST JOSEPH INC
filed 2014-03-31
CIK 1177135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-49936

ST. JOSEPH, INC.

(Exact name of registrant as specified in its charter)

COLORADO	CH 90-0197648
(State or other jurisdiction of	(I.R.S. Employer
incorporationor organization)	Identification No.)

4870 S. Lewis, Suite 250, Tulsa, Oklahoma 74105

(Address of principal executive offices)

(918) 742-1888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, par value $0.001

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by checkmark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes [  ] No [X]

Based on the closing sale price of $0.43 of the registrant’s common stock on the last business day of our most recent third quarter, ended September 30, 2013, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold was $4,049,738.71.

As of March 31, 2014, there were 12,705,341 shares of the registrant’s common stock issued and outstanding.

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

PART I

Item 1. Business

Company Overview

St. Joseph, Inc. was organized under the laws of the State of Colorado on March 19, 1999 as Pottery Connection, Inc. Our Company was originally organized to produce and sell pottery of all forms, as well as arts and crafts through the Internet. On March 19, 2001, we changed our corporate name to St. Joseph Energy, Inc. in anticipation of changing our business purpose to the exploration and development of oil and gas properties. However, after unsuccessfully investing in two oil wells located in the State of Louisiana, we elected to abandon that endeavor and return to our original business purpose.

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

Proposed Reverse Acquisition of Zone USA, Inc.

On August 7, 2012, St. Joseph entered into a nonbinding Letter of Intent with Karavos Holdings Limited, a subsidiary of e-Kong Group, Ltd, which is a Bermuda company, headquartered in Hong Kong and traded on the Hong Kong Stock Exchange. The Letter of Intent provides for St. Joseph to acquire 100% of Zone USA, Inc., which has a 50% ownership position in ANZ Communications, LLC.

The Letter of Intent contemplates the transaction being structured as a reverse acquisition with St. Joseph purchasing Zone USA’s 50% ownership position in ANZ Communications in return for the issuance to Karavos Holdings Limited of (i) such number of shares of common stock that will be equal to not less than 80% of the total issued and outstanding shares of St. Joseph on a fully diluted and converted basis, or (ii) preferred stock convertible into such number of common stock. In addition, the Letter of Intent contemplates that the execution of a definitive agreement for the RTO is conditional on the involved parties being satisfied with their initial due diligence reviews, and the raising by St. Joseph of not less than $14 million in net proceeds. It is also contemplated that the definitive agreement will contain customary representations, warranties, covenants, undertakings and indemnities, including by the Company’s principal shareholders, together with non-competition agreements required by the Zone USA Investor (or its affiliates) relating to the existing Company’s business and restraints on the disposal by the Company’s principal shareholders’ shares in the Company post-closing for an agreed period.

The proposed transaction may be subject to the approval of our shareholders and the approval of Karavos Holdings Limited owners. The approvals necessary will depend on the transaction structure contained in any definitive agreement that may be entered into. We cannot provide any assurance that the required approvals will be granted, and in the event they are not, we will not be able to proceed with the transaction. Any consummation of the proposed transaction will need to be performed in compliance with applicable securities laws and regulations, and may require the filing of comprehensive disclosure documents which may add to the expense and time needed for the completion of the transaction. Depending on the final transaction structure we may need to register as an Investment Company under the Investment Company Act of 1940 or obtain an exemption from such registration. In such event, we may have to abandon the transaction of we not able to register as an Investment Company or not able to obtain an exemption. Our management cautions investors against making investment decisions based on any expectation that the proposed transaction will be consummated, or that the proposed transaction will result in any increase in share value, because, in its view, such expectations are speculative.

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

Major Clients

Staf*Tek is currently dependent on one client for all of our revenues and this client was a significant percentage of our revenues during our year ended December 31, 2013. Approximately 84.6% of our revenues were derived from this client and all of our revenues were derived from a total of three clients, during the year ended December 31, 2013.

Employees

As of December 31, 2013, we had approximately 4 full time employees and no part-time employees.

Available Information

We file electronically with the U.S. Securities and Exchange Commission (SEC) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public can obtain materials that we file with the SEC through the SEC’s website at http://www.sec.gov or at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 800-SEC-0330.

Item 1A. Risk Factors

You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

Risks Related to Our Business and Industry

Our business prospects are subject to various risks and uncertainties that impact our business. The most important of these risks and uncertainties are as follows:

Our auditor has expressed substantial doubt as to our ability to continue as a going concern. An inability to continue as a going concern would likely lead to a loss of your entire investment.

Our independent certified public accountant’s report on our financial statements for the fiscal years ended December 31, 2013 and 2013 contains an explanatory paragraph indicating that we have incurred recurring losses, and as of December 31, 2013, had negative working capital and a net capital deficiency. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our revenues and our total assets have declined precipitously over the last several years while our stockholder’s deficit has increased, creating doubt as to our ability to continue our operations or achieve profitability.

During our 2013 fiscal year, we had revenues of $215,589, down from $427,376 in our 2012 fiscal year, and down from $467,907 in our 2011 fiscal year. As of December 31, 2013 we had total assets of $62,849, up from $37,545 on December 31, 2012 and down from $86,553 on December 31, 2011. Over this period of time, our total stockholders’ deficit increased to $888,721 as of December 31, 2013, as compared to $645,798 as of December 31, 2012 and $419,083 as of December 31, 2011. These declines in our revenues and asset value, combined with our growing stockholders’ deficit create doubt that we will be able to remain in operation or achieve profitability. We have been relying primarily on funds raised from the sale of our shares in private placements. However, our declining business operations may increase the difficulty of raising additional funds. If we are unable to reverse these trends, we may go out of business, and our stockholders may lose their entire investment.

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

We will require substantial additional capital to pursue our business plan.

We have financed our operations largely through debt and the sale of equity securities. Our capital requirements will depend on many factors, including, among other things, the cost of developing our business and marketing activities, the efficacy and effectiveness of our proposed services, costs (whether or not foreseen), the length of time required to collect accounts receivable we may in the future generate. Changes in our proposed business or business plan could materially increase our capital requirements. We cannot assure you that our proposed plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than currently anticipated.

We will need to obtain substantial additional financing to, among other things, secure net proceeds of $14,000,000 in connection with the Planned Reverse Acquisition Transaction of Zone USA, Inc. Any additional equity financing, if available, may be dilutive to stockholders and any such additional equity securities may have rights, preferences or privileges that are senior to those of the holders of shares of our Common Stock. Debt financing, if available, will require payment of interest and may involve our granting security interests on our assets and restrictive covenants that could impose limitations on our operating flexibility.

In December 2013, we engaged Brean Capital, LLC, an independent investment bank and asset management firm, to serve as our Company’s exclusive corporate finance advisor and investment banker. In connection with the Planned Reverse Acquisition Transaction of Zone USA, Inc., Brean will work with our Company towards consummating the Transaction and providing other customary investment banking services, as required, to include raising net proceeds of $14,000,000 to consummate the Transaction with Zone USA. Our ability to obtain needed financing, with or without the assistance of Brean, may be impaired by such factors as the capital markets, our capital structure, the lack of an active market for shares of our Common Stock, and our lack of profitability, all of which would impact the availability or cost of future financings. We cannot assure prospective investors that we will be able to obtain requisite financing in a timely fashion or at all and, if obtained, on acceptable terms. Our inability to obtain needed financing on acceptable terms would have a material adverse effect on the implementation of our proposed business plan.

If we default on our secured bank loan, the bank may foreclose on substantially all of our assets, putting us out of business.

We have an outstanding bank loan that is secured by substantially all of our assets. As of December 31, 2013, the outstanding balance on this loan was $118,202. The bank loan which had a maturity date of August 31, 2013 called for payments of principal and interest in the amount of $2,698 per month with a final balloon payment in the amount of $117,937, which came due on its maturity date of August 31, 2013. On September 9, 2013, the Company received a default letter from the bank. Since that time the bank has requested the company bring the loan current by making monthly payments of $2,698 plus late fees of $50 per month for the nine months which the Company is delinquent, for the total amount as of March 31, 2014 of $24,732, which includes principal, interest and fees. At such time the Company is able to bring the loan current the bank stated the remaining balance will be refinanced, which terms are yet to be determined. At this time the principal loan balance continues to bear 6.5% interest. In the event the Company is unable to bring the bank loan current the bank may foreclose which would force the Company out of business.

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

84.6% of our revenues come from one client.

During our year ended December 31, 2013, approximately 84.6% of our revenues were derived from our largest client. The loss of this client or the decline in business from this client would have a material adverse effect on our revenues and profits. Accordingly, any events that create an adverse affect on this client’s operations or financial performance will also create a material adverse effect on our revenues and profits.

Risk Relating to the Planned Reverse Acquisition Transaction with Zone USA, Inc.

The Planned Reverse Acquisition Transaction by which we acquire Zone USA, Inc. may never take place, or may take place on terms different from those contemplated by the Letter of Intent.

Investors are cautioned that the Company can provide no assurance that the transaction will be consummated, or if consummated that it will have the terms described in the Letter of Intent. The Company is not a party to any binding agreement for the Planned Reverse Acquisition Transaction, nor can it provide any assurance that it will enter into one. Currently, the Company and Karavos Holdings Limited have only entered into a Letter of Intent that is nonbinding as to the consummation of the Planned Reverse Acquisition Transaction or its terms. Any binding obligation to proceed with the transaction would need to be included in a definitive agreement negotiated between the parties. Our management understands that a definitive agreement will be negotiated only after $14,000,000 in net proceeds being raised. Moreover, the definitive agreement for the Planned Reverse Acquisition Transaction may contain indemnification or ― claw back provisions. At or prior to the time of the Planned Reverse Acquisition Transaction, it is possible that Zone USA may have suffered from material adverse changes in its business, assets or financial condition, including for example, adverse changes resulting from political, economic or financial conditions, changes in the industry conditions, changes in law, changes in generally accepted accounting principles, changes in Zone USA’s business operations, changes resulting from the loss of key customers or declines in revenue, changes resulting from failure to comply with applicable laws and regulations, changes resulting from lawsuits or the failure to comply with contracts.

The Company can provide no assurance that the terms of any definitive agreement for the Planned Reverse Acquisition Transaction will protect against any such adverse material changes by allowing the Company not to proceed with the transaction or by providing for adjustments in the terms of the transaction. Further, even if the definitive agreement does allow for the Company to terminate the transaction in the event of any such adverse material changes, the Company can provide no assurance that its management will elect to exercise such rights.

The Company’s future capital structure and management is subject to substantial uncertainty in connection with the Planned Reverse Acquisition Transaction with Zone USA, Inc.

Because the Company plans on proceeding with the reverse acquisition of Zone USA, Inc. immediately if it is successful at securing the required $14 million in net proceeds, the Company’s management, business and corporate structure are all subject to substantial uncertainty. Pursuant to the Letter of Intent, as supplemented by prior negotiations, any consummation of the Planned Reverse Acquisition Transaction is expected to result in a company to be nominated by the beneficial owner of Zone USA, that is a subsidiary of e-Kong Group Limited, a company organized in Bermuda and headquartered in Hong Kong holding 80% or more of the Company’s common stock on a fully diluted basis, the business of Zone USA, Inc. would become the business of the Company, and the Zone USA Investor would appoint new officers and directors of the Company.

There is no definitive agreement in place and we can make no assurances as to what the final terms will be. Even if the final terms of any reverse acquisition are in keeping with our expectations, it is expected that the Zone Investor will have discretion regarding the appointment of our officers and directors, and our board and management may therefore deviate, possibly substantially, from that of the current board and management of Zone USA, Inc. Additionally, the net proceeds used in this offering may be used for a variety of purposes and may be invested into ANZ Communications, LLC assuming that Zone USA is allowed to make capital contributions, but may also be used for acquisitions of other assets or for other purposes.

Investors are cautioned that the Company can provide no assurance that the transaction will be consummated. The Company is not party to any binding agreement for the Planned Reverse Acquisition Transaction, nor can it provide any assurance that it will enter into one. Currently, the Company and Karavos Holdings Limited have only entered into a Letter of Intent that is nonbinding as to the consummation of the proposed acquisition or its terms. Any binding obligation to proceed with the transaction would need to be included in a definitive agreement negotiated between the parties. Our management understands that a definitive agreement will be negotiated only after this Offering is completed with at least $14 million in net proceeds being raised.

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

Item 2. Description of Property

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

Staf*Tek’s client terminated Mr. McGowan for performance issues after one month of employment. Mr. McGowan filed a lawsuit against Staf*Tek and the client and subsequently filed a motion for default judgment, which was granted by the judge. On March 9, 2012, Staf*Tek filed a motion to vacate the default judgment and requested a new trial. Staf*Tek has engaged counsel and intends to vigorously defend this action. As of this date, the client that terminated Mr. McGowan has been dismissed from the lawsuit by the judge because they had not been served within six months of the original filing of the lawsuit by Mr. McGowan’s counsel. Mr. McGowan and his attorney were three weeks late responding to our request for discovery and we requested dismissal. However, the judge did not grant dismissal. Mr. McGowan is seeking damages against Staf*Tek in an amount in excess of $75,000, not to exceed $85,000. Management deems the suit to be without merit, however, the costs of defending against the complaint could be substantial. In the event judgment is made against the Company and payment deemed appropriate it may force the Company out of business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information

Our Class A common stock is quoted on the OTC Markets under the symbol “STJO”. The following table shows the high and low closing prices for the periods indicated.

Quarter ended	High	Low
March 31, 2013	$0.88	$0.80
June 30, 2013	$0.85	$0.75
September 30, 2013	$0.43	$0.43
December 31, 2013	$0.49	$0.49

Quarter ended	High	Low
March 31, 2012	$0.70	$0.70
June 30, 2012	$0.53	$0.53
September 30, 2012	$1.00	$1.05
December 31, 2012	$1.20	$1.10

The above information was obtained from Yahoo! Finance. Because these are over the counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. There is currently no public trading market for our preferred stock.

(b) Holders of Common Equity.

As of March 31, 2014, there were approximately 290 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividend Information.

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. It is our present policy to not to pay cash dividends on our common stock but to retain earnings, if any, to fund growth and expansion. Any payment of cash dividends of the common stock in the future will be dependent upon our financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors the Board of Directors deems relevant.

(d) Sales of Unregistered Securities

In a private placement during the year ended December 31, 2013, the Company sold 410,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $205,000. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

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

The securities mentioned above were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and qualified for exemption under Section 4(2) of the Securities Act because the issuance of the securities did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered.

Transfer Agent

Our transfer agent is Corporate Stock Transfer, Inc. at 3200 Cherry Creek South Drive, Suite 430, Denver, Colorado 80209.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K and other reports filed by St. Joseph, Inc. (the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the this Annual Report on Form 10-K., relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Business Description

St. Joseph, Inc. was organized under the laws of the State of Colorado on March 19, 1999 as Pottery Connection, Inc. Our Company was originally organized to produce and sell pottery of all forms, as well as arts and crafts through the Internet. On March 19, 2001, we changed our corporate name to St. Joseph Energy, Inc. in anticipation of changing our business purpose to the exploration and development of oil and gas properties. However, after unsuccessfully investing in two oil wells located in the State of Louisiana, we elected to abandon that endeavor and return to our original business purpose.

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

Proposed Reverse Acquisition of Zone USA, Inc.

On August 7, 2012, St. Joseph entered into a nonbinding Letter of Intent with Karavos Holdings Limited, a subsidiary of e-Kong Group, Ltd, which is a Bermuda company, headquartered in Hong Kong and traded on the Hong Kong Stock Exchange. The Letter of Intent provides for St. Joseph to acquire 100% of Zone USA, Inc., which has a 50% ownership position in ANZ Communications, LLC.

The Letter of Intent contemplates the transaction being structured as a reverse acquisition with St. Joseph purchasing Zone USA’s 50% ownership position in ANZ Communications in return for the issuance to Karavos Holdings Limited of (i) such number of shares of common stock that will be equal to not less than 80% of the total issued and outstanding shares of St. Joseph on a fully diluted and converted basis, or (ii) preferred stock convertible into such number of common stock. In addition, the Letter of Intent contemplates that the execution of a definitive agreement for the RTO is conditional on the involved parties being satisfied with their initial due diligence reviews, and the raising by St. Joseph of not less than $14 million in net proceeds. It is also contemplated that the definitive agreement will contain customary representations, warranties, covenants, undertakings and indemnities, including by the Company’s principal shareholders, together with non-competition agreements required by the Zone USA Investor (or its affiliates) relating to the existing Company’s business and restraints on the disposal by the Company’s principal shareholders’ shares in the Company post-closing for an agreed period.

The proposed transaction may be subject to the approval of our shareholders and the approval of Karavos Holdings Limited owners. The approvals necessary will depend on the transaction structure contained in any definitive agreement that may be entered into. We cannot provide any assurance that the required approvals will be granted, and in the event they are not, we will not be able to proceed with the transaction. Any consummation of the proposed transaction will need to be performed in compliance with applicable securities laws and regulations, and may require the filing of comprehensive disclosure documents which may add to the expense and time needed for the completion of the transaction. Depending on the final transaction structure we may need to register as an Investment Company under the Investment Company Act of 1940 or obtain an exemption from such registration. In such event, we may have to abandon the transaction of we not able to register as an Investment Company or not able to obtain an exemption. Our management cautions investors against making investment decisions based on any expectation that the proposed transaction will be consummated, or that the proposed transaction will result in any increase in share value, because, in its view, such expectations are speculative.

The Letter of Intent contemplates that if the parties proceed with the transaction, on its consummation, St Joseph’s board of directors and executive officers will be replaced by nominees to be named by the existing equity holders of Zone USA.

Results of Operations for the Years Ending December 31, 2013 and December 31, 2012

					Change	Change
	December 31, 2013		December 31, 2012		$	%

Net Revenues	$215,589	100.0%	$427,376	100.0%	$(211,787)	-49.56%
Cost of Revenues	151,024	70.05%	289,236	67.68%	(138,212)	-47.79%
Gross Margin (loss)	64,565	29.95%	138,140	32.32%	(73,575)	-53.26%

Operating Expenses:
Selling, General and Administrative Expenses	681,304	316.02%	627,726	146.88%	53,578	8.54%
Depreciation and Amortization	-	0.00%	1,073	0.25%	(1,073)	-100.00%
Total Operating Expenses	681,304	316.02%	628,799	147.13%	52,505	8.35%
Income (Loss) from Operations	(616,739)	-286.07%	(490,659)	-114.81%	(126,080)	25.70%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	-	0.00%	867	0.20%	(867)	-100.00%
Interest Expense	(66,900)	-31.03%	(29,361)	-6.87%	(37,539)	127.85%
Net Other Expense	(66,900)	-31.03%	(28,494)	-6.67%	(38,406)	134.79%
Loss before provision for income taxes	(683,639)	-317.10%	(519,153)	-121.47%	(164,486)	31.68%
Provision for Income Taxes	-	0.00%	-	0.00%	-	0.00%
Net Income (Loss)	(683,639)	-317.10%	(519,153)	-121.47%	(164,486)	31.68%
Benefit from tax loss carryforward	-	0.00%	-	0.00%	-	0.00%
Net Income (Loss)	$(683,639)	-317.10%	$(519,153)	-121.47%	$(164,486)	31.68%

Revenues

Net Revenues for the twelve months ended December 31, 2013 decreased to $215,589 from $427,376 for the twelve months ended December 31, 2012. The decrease in net revenues of 211,787 or approximately 50%, below the 2012 period is due primarily to decreased revenues generated by the loss of contracted employees working for us and a decrease in hiring due to economic conditions since the prior period. If the Company continues to show a decrease in revenues it may force the Company out of business.

Cost of Revenues

Cost of Revenues for the twelve months ended December 31, 2013 decreased to $151,024 from $289,236 for the twelve months ended December 31, 2012. The overall decrease in cost of revenues of $138,212, or approximately 48%, below the 2012 period is directly attributable to the cost associated with the decrease in number of newly contracted employees described above.

Gross Profit

The overall gross margin for the twelve months ended December 31, 2013 increased to $64,565 from $138,140 for the twelve months ended December 31, 2012. The overall increase in gross margin of $73,575 or approximately 53% over the 2012 period is directly attributable to reduced costs in hiring and retaining our newly contracted employees.

Operating Expenses

Total operating expenses for the twelve months ended December 31, 2013 increased to $681,304 from $628,799 for the twelve months ended December 31, 2012. Reasons for the overall increase in operating expenses of $52,505 or approximately 8%, above the 2012 period is covered below in our discussions of General and Administrative Expenses and Stock-Based Compensation.

Stock-based Compensation – Grants and Modification of Stock Options

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

The Company further extended the deadline to December 31, 2012 in a board of directors meeting on August 23, 2012; and again extended the deadline to June 30, 2013 in a board meeting on December 12, 2012. The extensions were considered a modification of the original stock options. Accordingly, the Company revalued the stock options, which resulted in charges to share-based compensation totaling $214,563 for the year ended December 31, 2012.

On May 2, 2013 the Company’s board of directors extended the deadline for the exercise of the 452,500 options by six months from June 30, 2013 to December 31, 2013. The Company further extended the deadline to June 30, 2014 in a board meeting on December 21, 2013. The extensions are considered a modification of the original stock options. Accordingly, the Company revalued the stock options, which resulted in charges to share-based compensation totaling $193,997 for the year ended December 31, 2013.

On November 13, 2013, the Company granted options to one employee to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.05 per share. The options vested on the date of grant. The quoted market price of the Company’s common stock was $0.70 per share on the grant date. The weighted average exercise price and weighted average fair value of these options on the date of grant were $1.05 per share. Stock option compensation totaling $16,719 was recognized during the quarter ended December 31, 2013.

Income (Loss) from Operations

Total operating losses for the twelve months ended December 31, 2013 increased to $616,739 from operating losses of $490,659 for the twelve months ended December 31, 2012. The overall increase in operating losses of $126,080 or approximately 26% above the 2012 period is primarily due to the increase in the charges for modification of stock options.

Other Income (Expense)

Net other expenses for the twelve months ended December 31, 2013 increased to $66,900 from $28,494 for the twelve months ended December 31, 2012. The overall increase in our other expenses of $38,406, or approximately 135% over the 2012 period is primarily due to an increase in interest expense.

Net Income (Loss)

Net loss for the twelve months ended December 31, 2013 increased to $683,639 from $519,153 for the twelve months ended December 31, 2012. This increase in net loss of $164,486 or approximately 32% above the 2012 period is due primarily to the increase in charges resulting from the modifications of stock options.

Liquidity and Capital Resources

	December 31, 2013	December 31, 2012
Net cash used in operating activities	$(372,593)	$(82,546)
Net cash provided by investing activities	$-	$-
Net cash provided by financing activities	$366,505	$86,352

For the year ended December 31, 2013, we had a cash balance of $527.

Cash Used in Operating Activities

Net cash used in our operating activities of $372,593 for the twelve months ended December 31, 2013 was primarily attributable to the net loss and offset by depreciation and stock-based compensation expenses, decreases in accounts receivable, and increases in accounts payable and accrued liabilities.

Cash Used in Investing Activities

Net cash used in our investing activities of $0 for the twelve months ended December 31, 2013.

Cash Provided by Financing Activities

Net cash provided by our financing activities of $366,505 for the twelve months ended December 31, 2013 primarily from proceeds of common stock sales and related party loans.

Internal Sources of Liquidity

For the year ended December 31, 2013, the funds generated from our operations were insufficient to fund our daily operations. For the year ended December 31, 2013, we had a gross margin of $64,565, and we were thus unable to meet our operating expenses of $681,304 for the same period. After accounting for our net other expenses (interest expense) of $66,900 for this period, we suffered a net loss of $683,639 for the period. We can provide no assurance that funds from our operations will increase sufficiently to meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our expenses, we will need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

Because the funds generated from our operations have been not been sufficient to fully fund our operations, we have been on dependent on debt and equity financing to make up the shortfall. We actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on their individual merits. There can be no assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing stockholders. As a result, our independent registered public accounting firm has issued a “going concern” modification to its report on our audited financial statements for the years ended December 31, 2013 and 2012.

The Company originally had a $200,000 line of credit of with a bank. In August 2010, the Company converted its line of credit with the bank to a bank loan which is collateralized by all of assets of the Company’s subsidiary company, Staf*Tek, including all receivables and property and equipment. The bank loan agreement included the following provisions: 1) an agreement to provide insurance coverage for the collateralized assets in the amount of $180,000; 2) covenants to provide certain financial documents to the bank on a monthly and annual basis. The interest rate on the loan was 6.5 % and the monthly principal and interest payment was $2,698 with a final balloon payment in the amount of $117,937 due on the maturity date of August 31, 2013. On September 9, 2013, the Company received a default letter from the bank and since that time the bank requested information for consideration for an extension which terms have yet to be determined. The principal loan balance continues to bear 6.5% interest.

During the year ended December 31, 2013, we had a private offering(s) in which we sold 410,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds of $205,000.

We also borrowed $10,300 from related parties and $140,000 from third parties during the year ended December 31, 2013.

Preferred A Stock Dividends

Our Series A Shares have a stated value of $3.00 per share. Each holder of Series A Shares is entitled to receive a dividend equal 6.75% of the stated value of the Series A Shares payable on each anniversary of the date of issuance of such shares. The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends total $42,047 and $42,047 as of December 31, 2013 and 2012, respectively. The Company will commence dividend payments pursuant to the terms of a settlement agreement as funds are available. The preferred A stock may be converted to the Company’s common stock at the rate of one share of e preferred A stock for one share of common stock at any time by the shareholder. The convertible preferred A stock can be called for redemption by the Company no sooner than two (2) years after the date of issuance, and only if the Company’s common stock is trading on a recognized United States stock exchange for a period of no less than thirty consecutive trading days at a market value of $5.00 or more per share. However, as of this date, the stock has not traded at that amount. In September 2009, the three largest holders of the Series A shares converted 380,500 shares of Series A shares to common stock on a one-to-one basis. Following this conversion, only 5,708 shares of Series A stock remain outstanding.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventory obsolescence, intangible assets, payroll tax obligations, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We have identified below the accounting policies, revenue recognition and software costs, related to what we believe are most critical to our business operations and are discussed throughout Management’s Discussion and Analysis of Financial Condition or Plan of Operation where such policies affect our reported and expected financial results.

Off Balance Sheet Arrangements

During the year ended December 31, 2013, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements

Our financial statements are contained in pages F-2 through F-14 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013 and had concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting during the year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”).

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance of such reliability and may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of December 31, 2013, based on these criteria.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers:

Name	Age	Position	Officer and/or Director Since

Gerald McIlhargey	66	President, Chief Executive Officer and Director	March 2004

Kenneth Johnson	54	Secretary, Treasurer and Director	April 2000

Bruce Schreiner	59	Director	October 2003

Donal Ford	58	Director	August 2006

Maureen O’Brien	65	Director	August 2006

John Blackmon	57	President of Staf*Tek Services, Inc.	June 2004

Gerald McIlhargey – President, Chief Executive Officer and Director

Mr. McIlhargey has served as President and CEO of St. Joseph, Inc. since August 2006 and as a member of the Board since 2004. For nearly three decades, he has served in senior executive roles with both public and private companies, including International Corona Resources, Collingwood Energy, Sense Technologies and Maple Leaf Petroleum. Mr. McIlhargey received a Bachelor of Education degree from Simon Fraser University in British Columbia, Canada in 1972.

Kenneth Johnson – Secretary, Treasurer and Director

Mr. Johnson has been a Director and Secretary and Treasurer of the Company since April of 2000. He has served as the Secretary, Treasurer and Director of Staf*Tek from December of 2003 to the present. For the past nine years, Mr. Johnson has been employed as a senior support representative with College Bookstore Management Systems (CMBS), a division of Nebraska Book Co., Inc. A provider of point of sale and inventory control computer software for the college bookstore industry. he is involved in product development, customer support and training. Mr. Johnson graduated from Hastings College in 1985, earning a Bachelor of Arts Degree in Business Administration.

Bruce E. Schreiner, CPA – Director

Mr. Schreiner, CPA, has been a Director of the Company since October of 2003. He has also served as a Director of Staf*Tek Services, Inc. since October, 2003 to the present. Mr. Schreiner is a partner in the accounting firm of Schroeder & Schreiner, P.C. He served as an Agent with the Internal Revenue Service for over five years, culminating in an appointment to the Technical and Review Staff of Omaha, Nebraska, for the Nebraska District. Mr. Schreiner is a member of the American Institute and Nebraska Society of Certified Public Accountants and the Grand Island Area Chamber of Commerce. He is currently on the Board of Directors of Sense Technologies, Inc., a public company. Mr. Schreiner graduated magna cum laude from Hastings College in 1975, earning a Bachelor of Arts Degree in both Economics and Business Administration with emphasis in Accounting.

Donal Kent Ford – Director

Mr. Ford has been a Director of the Company since August 24, 2006. For the past ten years, he has been President of Pinnacle Financial Services, Inc., a Third Party Administrator for Pension and Profit Sharing Plans located in Lantana, Florida. Mr. Ford is a credentialed member of the American Society of Pension Actuaries and is actively involved in the South Florida Benefits Council. Mr. Ford has a Bachelor of Science in Business Administration from the University of Florida and a Doctor of Chiropractic from Life University. He is also a Certified Pension Consultant with the American Society of Pension Professionals and Actuaries.

Maureen O’Brien – Director

Ms. O’Brien has been a Director of the Company since August 24, 2006. For the past seven years Ms. O’Brien has worked as Executive Assistant to David Core, CEO of Pinnacle Financial Services, Inc. For seven years prior to that Ms. O’Brien specialized in startup ventures with Real Applications, Inc. which included integrating an acquired programming services company.

John Blackmon – President, Staf*Tek Services, Inc.

Mr. Blackmon has been Staf*Tek’s President since August 24, 2006. Recently, he has expanded staffing services to include senior and entry-level finance and accounting services. Before joining Staf*Tek, Mr. Blackmon was a Senior Manager of IT with MCI/WorldCom. He joined MCI/WorldCom, now Verizon, in 1997 in the operations organization and was quickly moved to the IT organization where his responsibilities included operations management, management of both technical and support organizations, and progressing to lead the development and implementation of all E*Commerce application solutions for the Wholesale division of WorldCom.

Board of Directors’ Term of Office

Directors are elected at our annual meeting of shareholders and serve for one year until the next annual meeting of shareholders or until their successors are elected and qualified.

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

Committees of the Board of Directors; Meetings

During the year ended December 31, 2013, the Board met six times, and no director attended fewer than 17% of the aggregate number of meetings of the Board and committees on which such director served.

The Board has two standing committees, the Audit Committee and the Compensation Committee. The Board does not have a separate Nominating Committee and performs all of the functions of that committee.

Audit Committee

The Audit Committee has as its primary responsibilities the appointment of the independent auditor for the Company, the pre-approval of all audit and non-audit services, and assistance to the Board in monitoring the integrity of our financial statements, the independent auditor’s qualifications, independence and performance and our compliance with legal requirements. The Audit Committee has adopted a written charter, which was mailed to its shareholders in 2006. During the year ended December 31, 2013, the Audit Committee met three time(s). Bruce Schreiner, Donal Ford, and Maureen O’Brien are the current members of the Audit Committee.

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

AUDIT COMMITTEE REPORT

The following is the Audit Committee’s report submitted to the Board of Directors for the fiscal year ended December 31, 2013. The Audit Committee has:

●	reviewed and discussed the Company’s audited financial statements with BF Borgers CPA PC, the Company’s independent registered accounting firm;

●	discussed with BF Borgers CPA PC the matters required to be discussed by Statement on Auditing Standards No. 114, as may be modified or supplemented; and

●	received from BF Borgers CPA PC, the written disclosures and the letter regarding their independence as required by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed the auditors’ independence with them.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE
Bruce Schreiner

The Audit Committee report shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under these acts.

Compensation Committee

The Compensation Committee recommends to the Board annual salaries for senior management and reviews all company benefit plans. During the year ended December 31, 2013, the Compensation Committee met three times and reviewed the compensation of all St. Joseph employees. The current members of the Compensation Committee are Bruce Schreiner, Kenneth Johnson and Donal Ford.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2013, were timely.

Code of Ethics

The Company has adopted a Code of Ethics for adherence by its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller to ensure honest and ethical conduct; full, fair and proper disclosure of financial information in the Company’s periodic reports filed pursuant to the Securities Exchange Act of 1934; and compliance with applicable laws, rules, and regulations. Any person may obtain a copy of our Code of Ethics by mailing a request to the Company at the address appearing on the front page of this Annual Report on Form 10-K or by viewing it on our website found at www.stjosephinc.com.

Item 11. Executive Compensation

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last two completed fiscal years. The following information includes the dollar value of base salaries and certain other compensation, if any, whether paid or deferred. The executive officers of the company did not receive any stock award, option award, non-equity incentive plan compensation, or nonqualified deferred compensation earnings during the last two completed years.

Summary Compensation Table

Name and Position(s)	Year	Salary($)	Bonus	Stock Awards	Option Awards[1]	Total Compensation
Gerald McIlhargey	2013
President, CEO and Director	2012

Kenneth L. Johnson	2013
Secretary, Treasurer and Director	2012

John Blackmon	2013	$77,000
President, Staf*Tek Services, Inc.	2012	$77,000

Compensation Summary

Gerald McIlhargey – Mr. McIlhargey was appointed President and Chief Executive Officer of our Company on May 17, 2006. Mr. McIlhargey has served as a Director of our Company since March of 2004. We do not have an employment agreement with Mr. McIlhargey and he is not receiving any compensation for serving as our Acting President. On August 24, 2006, he received options to purchase 100,000 shares of our common stock for agreeing to serve as a Director on our Board. The options have an exercise price of $1.05 per share and expire on June 30, 2014.

Kenneth L. Johnson – We do not have an employment agreement with Mr. Johnson and he is not receiving any compensation for serving as our Secretary and Treasurer. On August 24, 2006, he received options to purchase 50,000 shares of our common stock for agreeing to serve as a Director on our Board. In December 2009 Mr. Johnson exercised 25,000 options. His remaining 25,000 options have an exercise price of $1.05 per share and expire on June 30, 2014.

John Blackmon – Mr. Blackmon is the President of our wholly-owned subsidiary, Staf*Tek Services, Inc. We do not have an employment agreement with Mr. Blackmon. He receives an annual salary of $77,000 as compensation for serving as Staf*Tek Services, Inc.’s President. On August 24, 2006, he received options to purchase 50,000 shares of our common stock for agreeing to serve as President of Staf*Tek Services, Inc. The options have an exercise price of $1.05 per share and expire on June 30, 2014.

Outstanding Equity Awards at Fiscal Year end

The Company granted 50,000 share of our common stock options with an exercise price of $1.05 per share during the most recent completed fiscal year.

Compensation of Directors

The directors receive no annual compensation other than the options they received for serving on the board of directors of St. Joseph; however, they are reimbursed for out-of-pocket expenses incurred in connection with the Company’s business. On August 24, 2006, each of the directors listed below received fully vested options to purchase up to 50,000 shares of our common stock for agreeing to serve as our Directors. The options have an exercise price of $1.05 and expired on June 30, 2014. 502,500 of these options remained outstanding and unexercised as of December 31, 2013.

As shown by the following table, none of our directors who are not executive officers received any compensation during our fiscal year ended December 31, 2013:

The following schedule summarizes the changes in the Company’s equity awards for the year ended December 31, 2013.

			Weighted	Weighted
	Awards		Average	Average
	Outstanding	Exercise	Exercise	Remaining	Aggregate
	and	Price	Price	Contractual	Intrinsic
	Exercisable	Per Share	Per Share	Life	Value
Outstanding at January 1, 2013	452,500	$1.05	$1.05	1.50 yrs.	$-
Granted	50,000	$1.05	$1.05
Exercised	-	$-	$-
Cancelled/Expired	-	$-	$-
Outstanding and exercisable at December 31, 2013	502,500	$1.05	$1.05	0.50 yrs.	$-

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 31, 2014 based on information obtained from the persons named below, with respect to the beneficial ownership of our common and preferred stock by (i) each person (including groups) known to us to be the beneficial owner of more than five percent (5%) of our common stock, and (ii) each Director and Officer, and (iii) all Directors and Officers of the Company, as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

Name of Beneficial Owner (1)	Number of Shares of Common Stock (2)		Percent Outstanding	Number of Shares of Series A Preferred Stock (2)	Percent Outstanding
Gerald McIlhargey, President, Chief Executive Officer and Director	889,923	(3)	6.55%	0	0.00%

Kenneth L. Johnson, Secretary, Treasurer and Director	150,000	(4)	1.17%	0	0.00%

Bruce Schreiner, Director	100,000	(3)	0.78%	0	0.00%

Maureen O’Brien, Director	75,000	(6)	0.59%	0	0.00%

Donal Ford, Director	75,000	(5)	0.59%	0	0.00%

John Blackmon, President, Staf*Tek Services, Inc.	89,954	(5)	0.70%	0	0.00%

All Executive Officers and Directors as a Group (Five Individuals)	1,319,877		10.38%	0	0.00%

Hong Kong Base, Ltd.	1,450,000	(7)	11.82%	0	0.00%

Desert Projects, Inc.	824,967	(8)	6.72%	0	0.00%

Camille Quinn	8,994	(9)	0.03%	5,708	100.00%

(1)	The address for Messrs. McIlhargey, Johnson, Schreiner, Ford, and Ms. O’Brien is: c/o St. Joseph, Inc., 4870 S. Lewis, Suite 250, Tulsa, Oklahoma 74105. The address for Hong Kong Base, Ltd. is Unit C, 26th Floor, CNT Tower, 338 Hennessey Road, Wanchai, Hong Kong, China. The address for Ms. Bell is Route 1 Box 650, Haskell, Oklahoma 74436. The address for Ms. Quinn is 5800 E. Skelly Drive, Suite 1230, Tulsa, Oklahoma 7413. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Based upon 12,705,341 shares of common stock and 5,702 shares of Series A Preferred Stock issued and outstanding on March 31, 2014. Percentages are rounded to the nearest one hundredth of a percent. As required by Item 403 of Regulation S-B, calculated on the basis of the amount of outstanding securities plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. The percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)	Includes fully vested options to purchase 100,000 shares of our common stock at an exercise price of $1.05 per share.

(4)	Includes fully vested options to purchase 25,000 shares of our common stock at an exercise price of $1.05 per share.

(5)	Includes fully vested options to purchase 50,000 shares of our common stock at an exercise price of $1.05 per share.

(6)	Includes fully vested options to purchase 42,500 shares of our common stock at an exercise price of $1.05 per share.

(7)	Hong Kong Base Ltd is a corporation organized under the laws of Hong Kong and is beneficially owned by Yvonne Chun Siu Fun.

(8)	Desert Projects, Inc. is a corporation organized under the laws of the State of Nevada and is beneficially owned by James Ralph Houston.

(9)	Includes 5,708 shares of common stock, which would be issuable on conversion of the 5,702 shares of Series A Preferred Stock held by Ms. Quinn.

Equity Compensation Plans

The following table sets forth information as of December 31, 2013 with respect to compensation plans under which we are authorized to issue shares of our common stock, aggregated as follows:

●	All compensation plans previously approved by security holders; and

●	All compensation plans not previously approved by security holders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)		(b)	(c)
Equity compensation plans approved by security holders	502,500	(1)	$1.05	590,000

Equity compensation plans not approved by security holders	0		$0.00	0

Total	502,500		$1.05	590,000

(1)	On August 24, 2006, we adopted our 2006 Stock Option Plan, which reserved 1,125,000 shares of our common stock for issuance pursuant to the plan. On August 24, 2006, our Board of Directors granted stock options to our officers, directors and employees pursuant to the plan to purchase 410,000 share of our common stock at an exercise price of $1.05 per share and a term that ends on August 24, 2012. On December 1, 2010, and November 13, 2013 there were 75,000 and 50,000 options granted respectively which expired on June 30, 2014.

Description of Securities

St. Joseph, Inc. has 100,000,000 Common Stock authorized for issuance and 25,000,000 Preferred Stock authorized for issuance. As of March 31, 2014, there are 12,705,341 shares of Common Stock issued and outstanding. There are 5,708 shares of Series A Preferred Stock that are issued and outstanding; and zero shares of Series B Preferred Stock have been issued.

The holders of the outstanding series of Preferred Stock have the following rights:

Voting Rights. Holders of the Series A Preferred Stock have no voting rights.

Conversion Rights. Holders of the Series A Preferred Stock may convert their shares at any time into an equal number of shares of our Common Stock by delivering to the Corporation a completed and signed conversion notice. The Series A and Series B Preferred Stock are convertible into Common Stock on a one-for-one basis but only shares of Series A stock are issued and outstanding as of the date of this Memorandum.

Dividend Rights. Our Series A Shares have a stated value of $3.00 per share. Each holder of Series A Shares is entitled to receive a dividend equal 6.75% of the stated value of the Series A Shares payable on each anniversary of the date of issuance of such shares. The accrued balance due on Series A Convertible Preferred Stock dividends total $42,047 and $42,047 as of December 31, 2013 and 2012, respectively. The Series A dividend payments schedule was determined from a settlement agreement, as disclosed in a Form 8-K that was released on May 9, 2010.

Liquidation: In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A and Series B Preferred Stock, shall be entitled to receive, prior and in preference to any distribution of any of the assets or funds of the Company to the holders of Common Stock, an amount on such date equal to the stated value multiplied by the shares of Series A Preferred Stock or Series B Stock (as the case may be) owned of record by such holder plus an amount equal to any accrued and unpaid dividends as of such date, less the amount of any distributions previously made to the holder in respect of such shares of Series A Preferred Stock or Series B Preferred Stock (as the case may be). A payment to a Holder of Series A Preferred Stock or Series B Preferred Stock due to liquidation shall be made before any payment shall be made or any assets distributed to the holders of any junior stock. If upon any liquidation, the amounts payable with respect to the Series A Preferred Stock and Series B Preferred Stock are not paid in full, holders of the Series A and Series B Preferred Stock will share ratably in any distribution of the assets of the Corporation in proportion to the respective amounts that would be payable per share of Series A Preferred Stock and Series B Preferred Stock (as the case may be), if the assets of the Corporation were sufficient for all such amounts to be paid in full. Neither the consolidation nor merger of the Corporation into or with any other entity, nor the sale or transfer by the Corporation of all or any part of its assets, nor the reduction of the capital stock of the Corporation, shall be deemed to be a liquidation. Any assets to be delivered to the holders of the Series A Preferred Stock and/or to the Holders of Series B Preferred Stock pursuant to the foregoing as a consequence of a liquidation shall be valued at their fair market value as determined in good faith by the Board of Directors of the Corporation, whose determination shall be conclusive and binding absent manifest error. The Series A Preferred Stock shall rank pari passu with respect to liquidation with Series B Preferred Stock.

Redemption Provisions. The Series A Preferred Stock can be called for redemption by the Company no sooner than two (2) years after the date of issuance, and only if the Company’s common stock is trading on a recognized United States stock exchange for a period of no less than thirty consecutive trading days at a market value of $5.00 or more per share. However, as of the date of this Memorandum, the stock has not traded at that amount. The Series B Preferred Stock, of which none are issued and outstanding as of the date of this Memorandum, may be redeemed by the Corporation, in whole or in part, at any time and from time to time beginning on the sixth (6th) month anniversary of the Issue Date for cash at a redemption price equal to the stated value plus the total of all accrued but unpaid Dividends on such Series B Preferred Stock.

Additionally, there are outstanding options for the purchase of 502,500 shares of Common Stock that are all fully vested. On August 24, 2006, St. Joseph adopted its 2006 Stock Option Plan, which reserved 1,125,000 shares of the Company’s common stock for issuance pursuant to the plan. On August 24, 2006, the Company’s Board of Directors granted stock options to our officers, directors and employees pursuant to the plan to purchase 410,000 share of our common stock at an exercise price of $1.05 per share, which were all deemed effective on August 24, 2006. 25,000 of these stock options were exercised. On December 1, 2010, a further 75,000 options were granted which expired on June 30, 2014.

Item 13. Certain Relationships and Related Transactions; DIRECTOR INDEPENDENCE

Other than disclosed below, none of the directors or executive officers of the Company nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of the Company, nor any promoter of the Company, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of the Company’s 2013 fiscal year or in any presently proposed transaction which, in either case, has or will exceed one percent of the average of the Company’s total assets at year end for the last two completed fiscal years. The Company has not entered into transactions with any member of the immediate families of the foregoing persons, nor is any such transaction proposed.

Gerald McIlhargey

COLEMC Investments, LTD., a Canadian company owned by Gerry McIlhargey, President and Director of the Company, advanced the Company a total of $45,000 for working capital in exchange for three promissory notes. The notes matured on December 31, 2011 and December 2010 and did not bear any interest. The notes have been extended until December 31, 2014.

During the years ended December 31, 2013 and 2012, our officer advanced the Company $10,300 and $7,500, respectively, for working capital in exchange for two promissory notes. The notes matured on December 31, 2013 and 2012, and did not bear any interest. The notes have been extended until December 31, 2014.

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

Item 14. Principal Accountant Fees and Services

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

Audit Fees

Our independent auditor, BF Borgers CPA PC, billed an aggregate of $22,500 and $22,500 for the years ended December 31, 2013 and 2012 audits. Our independent auditor also billed an aggregate of $12,500 and $12,500 in connection with the reviews of the Company’s unaudited quarterly financial statements for the years ended December 31, 2013 and 2012.

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

Tax Fees

2013	2012
$0.00	$0.00

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2013	2012
$0.00	$0.00

Item 15. Exhibits, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT NO.	DESCRIPTION OF DOCUMENT

2.1 (5)	Agreement of Share Exchange and Purchase and Sale dated January 2, 2004 between St. Joseph, Inc. and Phyllis L. Bell, and Paul D. Aelmore and Staf-Tek Services, Inc.

3.1 (1)	Articles of Incorporation of Pottery Connection, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on January 19, 2001.

3.3 (5)	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on November 6, 2003.

3.4 (6)	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on September 29, 2006.

3.5 (7)	Articles of Amendment to the Articles of Incorporation filed with the Colorado Secretary of State on May 18, 2007.

3.6 (7)	Articles of Amendment to the Articles of Incorporation filed with the Colorado Secretary of State on May 23, 2007.

3.5 (3)	Bylaws of St. Joseph, Inc. (formerly known as Pottery Connection, Inc.)

4.1 (1)	Specimen form of St. Joseph’s stock certificate for shares of its common stock.

4.2 (10)	2006 Stock Option Plan.

10.1 (3)	Exclusive Agreement between St. Joseph Energy, Inc. and David Johnson.

10.2 (2)	Form of User Agreement for St. Joseph, Inc.

10.3 (9)	Promissory Note dated June 16, 2005 for $96,000 issued by St. Joseph, Inc. to John H. Simmons.

10.4 (9)	Promissory Note dated December 28, 2006 for $25,000 issued by Staf*Tek Services, Inc. to Gerry McIlhargey.

10.5 (8)	Form of Letter Agreement for conversion of Series B Stock to common stock on December 31, 2007.

10.6 (8)	Form of Letter Agreement for conversion of promissory notes to common stock on December 31, 2007.

14.1 (9)	Code of Ethics.

21.1 (9)	Subsidiaries of St. Joseph, Inc.

31.1*	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Filed on July 23, 2002 as an exhibit to St. Joseph’s registration statement on Form 10SB and incorporated herein by reference.
(2)	Filed on April 15, 2003 as an exhibit to St. Joseph’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002 and incorporated herein by reference.
(3)	Filed on June 3, 2003 as an exhibit to St. Joseph’s amendment to registration statement on Form 10SB12G/A and incorporated herein by reference.
(4)	Filed on April 15, 2004 as an exhibit to St. Joseph’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference.
(5)	Filed on May 5, 2004 as an exhibit to St. Joseph’s report on Form 8-K dated April 30, 2004 and incorporated herein by reference.
(6)	Filed on November 20, 2006 as an exhibit to St. Joseph’s quarterly report on Form 10-QSB for the quarterly period ended September 30, 2006 and incorporated herein by reference.
(7)	Filed on May 23, 2007 as an exhibit to St. Joseph’s report on Form 8-K dated May 18, 2007 and incorporated herein by reference.
(8)	Filed on January 28, 2008 as an exhibit to St. Joseph’s report on Form 8-K dated December 31, 2007 and incorporated herein by reference.
(9)	Filed on April 20, 2007 as an exhibit to St. Joseph’s amendment 1 to annual report on Form 10-KSB for the fiscal year ended December 31, 2006 and incorporated herein by reference.
(10)	Filed on August 3, 2006 as an exhibit to St. Joseph’s proxy statement on Schedule and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. JOSEPH, INC.

Dated: March 31, 2014	By:	/s/ Gerald McIlhargey
Gerald McIlhargey
President and Chief Executive Officer

Dated: March 31, 2014	By:	/s/ Kenneth L. Johnson
Kenneth L. Johnson
Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Gerald McIlhargey	31-Mar-14
Gerald McIlhargey
President, Chief Executive Officer and Director

/s/ Kenneth L. Johnson	31-Mar-14
Kenneth L. Johnson
Secretary, Treasurer and Director

/s/ Bruce Schreiner	31-Mar-14
Bruce Schreiner
Director

/s/ Donal Ford	31-Mar-14
Donal Ford
Director

/s/ Maureen O’Brien	31-Mar-14
Maureen O’Brien
Director

ST. JOSEPH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of St. Joseph, Inc.:

We have audited the accompanying balance sheets of St. Joseph, Inc. (“the Company”) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Joseph, Inc., as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC
B F Borgers CPA PC
Denver, CO

March 31, 2014

ST. JOSEPH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS

CURRENT ASSETS:
Cash	$527	$6,615
Accounts receivable, net of allowance for doubtful accounts of $2,208 and $2,208, respectively	1,092	29,700
Prepaid Expenses	60,000	-
Total current assets	61,619	36,315

Property and equipment, net of accumulated depreciation of $154,202 and $153,053, respectively	-	-
Deposits	1,230	1,230

Total Assets	$62,849	$37,545

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$404,700	$310,291
Accrued liabilities	167,121	129,808
Accrued preferred dividend	42,047	42,047
Notes payable:
Bank loan, current maturities (Note 4)	118,202	131,997
Advance from officer (Note 2)	29,700	24,200
Loan from officer (Note 2)	49,800	45,000
Notes payable, other (Note 4)	140,000	-

Total current liabilities	951,570	683,343

STOCKHOLDERS’ DEFICIT (Note 7):
Stock subscription receivable	-	25,000
Preferred stock, Series A, $0.001 par value. 25,000,000 shares authorized, 5,708 shares issued and outstanding	6	6
Common stock, $0.001 par value; 100,000,000 shares authorized, 2013 – 12,219,802 and 2012 - 11,809,802 issued and outstanding respectively	12,220	11,810
Additional paid-in capital	3,414,239	2,998,993
Retained deficit	(4,315,186)	(3,631,547)

Total Stockholders’ Deficit	(888,721)	(645,798)

Total Liabilities and Stockholders’ Deficit	$62,849	$37,545

The accompanying footnotes are an integral part of these financial statements.

ST. JOSEPH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2013	2012

REVENUES:	$215,589	$427,376

COST OF REVENUES	151,024	289,236

Gross Margin	64,565	138,140

COSTS AND EXPENSES:
General and Administrative Expenses	681,304	627,726
Depreciation and Amortization	-	1,073
Total Costs and Expenses	681,304	628,799

Operating Income (Loss)	(616,739)	(490,659)

OTHER INCOME AND (EXPENSE):
Other Income (expense)	-	867
Interest Expense	(66,900)	(29,361)

Net Other Expense	(66,900)	(28,361)

Loss before provision for income taxes	(683,639)	(519,153)

PROVISION FOR INCOME TAXES:
Provision for Federal income tax	-	-
Provision for State income tax	-	-

Total provision for income taxes	-	-

Loss before benefit from tax loss carryforward	(683,639)	(519,153)

Benefit from tax loss carryforward	-	-

Net Loss	$(683,639)	$(519,153)

Loss applicable to common stockholders	$(683,639)	$(519,153)

Basic and diluted loss per common share	$(0.057)	$(0.045)

Weighted average common shares outstanding	12,006,766	11,641,045

The accompanying footnotes are an integral part of these financial statements.

ST. JOSEPH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock-Series A		Common Stock		Additional
	Shares	Par value	Shares	Par value	Paid-in Capital	Retained Deficit	Subscription Receivable	Total
Balance December 31, 2011	5,708	$6	11,172,302	11,172	2,306,066	(2,666,815)	(25,000)	(374,571)

Collection of stock subscription receivable	-	-	-	-	-	-	(25,000)	(25,000)
Sale of common stock @ $0.50 per share	-	-	190,000	190	94,310	-	-	95,000
Exercise of stock options @ $1.05 per share	-	-	7,500	8	7,867	-	-	7,875
Modification of stock options	-	-	-	-	214,563	-	-	214,563
Net loss for the year ended December 31, 2012	-	-	-	-	-	(519,153)	-	(519,153)

Balance December 31, 2012	5,708	$6	11,809,802	$11,810	$2,998,933	$(3,631,547)	$(25,000)	$(645,798)
Collection of stock subscription receivable	-	-	-	-	-	-	25,000	25,000
Sale of common stock @ $0.50 per share	-	-	410,000	410	204,590	-	-	205,000
Issuance of stock options @ $1.05 per share	-	-	-	-	16,719	-	-	16,719
Modification of stock options	-	-	-	-	193,997	-	-	193,997
Net loss for the year ended December 31, 2013	-	-	-	-	-	(683,639)	-	(683,639)

Balance December 31, 2013	5,708	$6	12,219,802	$12,220	$3,406,100	$(4,607,047)	$-	$(888,721)

The accompanying footnotes are an integral part of these financial statements.

ST. JOSEPH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended
	December 31,
	2013	2012
OPERATING ACTIVITIES

Net income (loss)	$(683,639)	$(519,153)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	-	1,073
Stock-based compensation	210,716	214,563
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	28,608	51,741
(Increase)/decrease in prepaid expenses	(60,000)	-
Increase/(decrease) in accounts payable	94,409	56,840
Increase/(decrease) in accrued liabilities	37,313	112,390

Net cash provided by (used in) operating activities	(372,593)	(82,546)

INVESTING ACTIVITIES
INVESTING ACTIVITIES	-	-

	-	-

FINANCING ACTIVITIES
Repayment on bank loan	(13,795)	(23,023)
(Increase)/decrease of stock subscription receivable	25,000	(25,000)
Proceeds from related party	5,500	7,500
Proceeds from officer loan and notes payable	144,800	24,000
Payments on preferred stock dividends	-	-
Proceeds from sale of common stock	205,000	102,875

Net cash provided by (used in) financing activities	366,505	86,352

INCREASE (DECREASE) IN CASH	(6,088)	3,806

CASH AT BEGINNING OF PERIOD	6,615	2,809

CASH AT END OF PERIOD	$527	$6,615

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Conversion of bank line of credit into loan	$-	$-

SUPPLEMENTAL INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$66,900	$29,361

The accompanying footnotes are an integral part of these financial statements.

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

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2013 and 2012 include the activities of St. Joseph, Inc. and its wholly-owned subsidiary, Staf*Tek Services, Inc. (“Staf*Tek”). All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net stockholders’ deficiency at December 31, 2013 and 2012. In our financial statements for the fiscal years ended December 31, 2013 and 2012, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

Cash Equivalents and Fair Value of Financial Instruments

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2013 and 2012.

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

Impairment and Disposal of Long-lived Assets

The Company evaluates the carrying value of its long-lived assets when indicators of impairment are present. Impairment is assessed when the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairments recognized for the years ended December 31, 2013 and 2012.

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

Advertising Costs

The Company expenses all advertising as incurred. The Company incurred advertising costs totaling $905 and $902 for the years ended December 31, 2013 and 2012, respectively.

ST. JOSEPH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss Per Common Share

The Company reports earnings (loss) per share using a dual presentation of basic and diluted earnings per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. Preferred stock and common stock options outstanding at December 31, 2013 were not included in the diluted loss per share as all 5,708 preferred shares and all 502,500 options were anti-dilutive as the Company incurred losses during the year. Preferred stock and common stock options outstanding at December 31, 2012 were not included in the diluted loss per share as all 5,708 preferred shares and all 452,500 options were anti-dilutive as the Company incurred losses during the year. Therefore, basic and diluted losses per share at December 31, 2013 and 2012 were equal.

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

Stock-Based Compensation:

The Company recognizes share-based compensation based on the options’ fair value, net of estimated forfeitures on a straight line basis over the requisite service periods, which is generally over the awards’ respective vesting period, or on an accelerated basis over the estimated performance periods for options with performance conditions. The stock option fair value is estimated on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates. The Company has modified its outstanding stock options several times over the prior three years resulting in recognition of additional expenses (see Note 7).

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

NOTE 2 – RELATED PARTY TRANSACTIONS

On September 6, 2013, COLEMC Investments, LTD. (COLEMC), a Canadian company owned by Gerry McIlhargey, President and Director of the Company, advanced the Company $4,800 for working capital in exchange for a promissory note. The note matured on December 31, 2013, does not bear interest and has been extended until December 31, 2014.

In prior years, COLEMC advanced the Company a total of $45,000 for working capital in exchange for three promissory notes. The notes matured on December 31, 2011 and December 2010 and did not bear any interest. The notes have been extended until December 31, 2014.

ST. JOSEPH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2012 and 2011, an officer advanced the Company $7,500 and $16,700, respectively, for working capital in exchange for two promissory notes. During the year ended December 31, 2013, the officer advanced the Company an additional $5,500. The total balance of the notes is $29,700 and do not bear any interest. The notes matured on December 31, 2013 and have been extended until December 31, 2014.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2012 and 2011:

	2012	2012
Furniture and fixtures	$35,447	$35,447
Office equipment	61,465	61,465
Computer equipment	37,629	37,629
Leasehold improvements	19,585	19,585
Total property and equipment	154,126	154,126
Less accumulated depreciation	(154,126)	(154,126)
Property and equipment, net	$-	$-

Depreciation expense totaled $-0- and $1,073, respectively, for the years ended December 31, 2013 and 2012.

NOTE 4 – NOTES PAYABLE

Bank Loan

The Company originally had a $200,000 line of credit of with the bank. In August 2010, the Company converted its line of credit with the bank to a bank loan which is collateralized by all of assets of the Company’s subsidiary company, Staf*Tek, including all receivables and property and equipment. The bank loan agreement included the following provisions 1) an agreement to provide insurance coverage for the collateralized assets in the amount of $180,000; 2) covenants to provide certain financial documents to the bank on a monthly and annual basis. On September 9, 2013, the Company received a default letter from the bank. Since that time the bank has requested the company bring the loan current by making monthly payments of $2,698 plus late fees of $50 per month for the nine months which the Company is delinquent, for the total amount as of March 31, 2014 of $24,732, which includes principal, interest and fees. At such time the Company is able to bring the loan current the bank has stated the remaining balance will be refinanced, which terms are yet to be determined. The loan is in default at December 31, 2013 and the principal loan balance continues to bear 6.5% interest. In the event the Company is unable to bring the bank loan current the bank may foreclose which would likely force the Company out of business.

As of December 31, 2013 and 2012, the Company owed the bank $118,202 and $131,997, respectively.

Interest expense on the Company’s bank borrowing was $8,332 and $9,538, during the years ended December 31, 2013 and 2012, respectively.

ST. JOSEPH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Notes Payable

On July 31, 2013, an individual loaned the Company $25,000 for working capital in exchange for a promissory note. The note matures on July 31, 2014 and bears interest at seven percent. Accrued interest on the note totaled $730 at December 31, 2013.

On October 1, 2013, two individuals loaned the Company $30,000 for working capital in exchange for promissory notes. The notes mature on October 1, 2014 and bear interest at seven percent. Accrued interest on the note totaled $525 at December 31, 2013.

On November 15, 2013, an individual loaned the Company $50,000 for working capital in exchange for a promissory note. The note matures on November 15, 2014 and bears interest at seven percent. Accrued interest on the note totaled $438 at December 31, 2013.

On November 18, 2013, an individual loaned the Company $25,000 for working capital in exchange for a promissory note. The note matures on November 18, 2014 and bears interest at seven percent. Accrued interest on the note totaled $63 at December 31, 2013.

On December 13, 2013, an individual loaned the Company $10,000 for working capital in exchange for a promissory note. The note matures on December 13, 2014 and bears interest at seven percent. Accrued interest on the note totaled $35 at December 31, 2013.

NOTE 5 – CONCENTRATION OF CREDIT RISK

The Company conducts a significant portion of its operations with one customer. During the year ended December 31, 2013 and 2012 approximately 86.4% and 80% of the Company’s service revenues were conducted with this one customer, respectively.

NOTE 6 – INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

	Years Ended
	December 31,
	2013	2012
U.S. Federal statutory rate	34.00%	34.00%
State income tax, net of federal benefit	3.96%	3.96%
Permanent book-to-tax differences	-0.00%	-0.00%
Timing Differences	-0.00%	-0.00%
Net operating loss for which no tax benefit is currently available	-37.96%	-37.96%
	0.00%	0.00%

At December 31, 2013, the Company’s current tax benefit consisted of a net tax asset of $957,327 due to operating loss carryforwards of approximately $3,070,916 which have been fully provided against in the valuation allowance of $957,327. The valuation allowance results in deferred tax expense, which offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2013 and 2012 were $259,509 and $153,583, respectively. Net operating loss carry forwards will expire through 2033.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result

ST. JOSEPH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 7 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock and 5,708 have not been converted to common stock at December 31, 2013. During the year ended December 31, 2013, the Company did not issue any Series A Convertible Preferred Stock. Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, which is paid quarterly on a calendar basis for a period of 5 years.

The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends total $42,047 and $42,047 as of December 31, 2013 and 2012, respectively. The Company will commence dividend payments pursuant to the terms of a settlement agreement as funds are available.

Common Stock

In a private placement during the year ended December 31, 2013, the Company sold 410,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $205,000. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

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

Equity Awards Granted to Employees

On November 13, 2013, the Company granted options to one employee to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.05 per share. The options vested on the date of grant. The quoted market price of the Company’s common stock was $0.70 per share on the grant date. The weighted average exercise price and weighted average fair value of these options on the date of grant were $1.05 per share. Stock option compensation totaling $16,719 was recognized during the quarter ended December 31, 2013.

ST. JOSEPH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule summarizes the changes in the Company’s equity awards for the year ended December 31, 2012.

			Weighted	Weighted
	Awards		Average	Average
	Outstanding	Exercise	Exercise	Remaining	Aggregate
	and	Price	Price	Contractual	Intrinsic
	Exercisable	Per Share	Per Share	Life	Value

Outstanding at January 1, 2013	452,500	$1.05	$1.05	1.50 yrs.	$-
Granted	50,000	$1.05	$1.05
Exercised	-	$-	$-
Cancelled/Expired	-	$-	$-
Outstanding and exercisable at December 31, 2013	502,500	$1.05	$1.05	0.50 yrs.	$-

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

On May 2, 2013 the Company’s board of directors extended the deadline for the exercise of the 452,500 options by six months from June 30, 2013 to December 31, 2013. The Company further extended the deadline to June 30, 2014 in a board meeting on December 21, 2013. The extensions are considered a modification of the original stock options. Accordingly, the Company revalued the stock options, which resulted in charges to share-based compensation totaling $193,997 for the year ended December 31, 2013.

All stock options were fully vested as of December 31, 2013 and 2012. Aggregate intrinsic value is calculated by determining the amount by which the market price of the stock exceeds the exercise price of the options on December 31, 2013, and then multiplying that amount by the number of options. The exercise price exceeds the market value of the stock on December 31, 2013; therefore the aggregate intrinsic value is zero.

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

ST. JOSEPH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Staf*Tek’s client terminated Mr. McGowan for performance issues after one month of employment. Mr. McGowan filed a lawsuit against Staf*Tek and the client and subsequently filed a motion for default judgment, which was granted by the judge. On March 9, 2012, Stat*Tek filed a motion to vacate the default judgment and requested a new trial. Staf*Tek has engaged counsel and intends to vigorously defend this action. As of this date the client that terminated Mr. McGowan has been dismissed from the lawsuit by the judge because they had not been served within a 6 months of the original filing of the lawsuit by Mr. McGowan’s counsel. Mr. McGowan and his attorney were three weeks late responding to our request for discovery and we requested dismissal. However, the judge did not grant dismissal. Mr. McGowan is seeking damages against Staf*Tek in an amount in excess of $75,000. Management deems the suit to be without merit, however, the costs of defending against the complaint could be substantial. In the event judgment is made against the Company and payment deemed appropriate it may force the Company out of business.

NOTE 10 – COMMITMENT

The Company leases office space in Tulsa, Oklahoma under operating lease which expired in April 2012, the Company is currently leasing the office space on a month to month basis.

Rent expense during the years ended December 31, 2013 and 2012 were $36,327 and $35,990, respectively.

NOTE 11 - SUBSEQUENT EVENT

The Company has evaluated subsequent events through March 31, 2014. Other than those described below, there have been no subsequent events after December 31, 2013 for which disclosure is required.

In a private placement(s) conducted subsequent to December 31, 2013, the Company sold 190,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $95,000. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

Subsequent to December 31, 2013, the Company converted loans and related accrued interest totaling $157,580 into 315,160 shares of common stock at a value of $0.50 per share.

