Form 10-Q
period 2014-03-31
ST JOSEPH INC
filed 2014-05-15
CIK 1177135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-147193

ST. JOSEPH, INC.

(Exact name of registrant as specified in its charter)

Colorado	47-0844532
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

4870 S. Lewis, Suite 250, Tulsa, Oklahoma 74105

(Address of principal executive offices)

(918) 742-1888

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 14, 2014, there were 12,755,351 shares of $0.01 par value common stock issued and outstanding.

ST. JOSEPH, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statement

ST. JOSEPH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$2,644	$527
Accounts receivable, net of allowance for doubtful accounts of $2,208 (unaudited) and $2,208, respectively	1,092	1,092
Prepaid expense	60,000	60,000
Total current assets	63,736	61,619

Property and equipment, net of accumulated depreciation of $154,126 (unaudited) and $154,126, respectively	-	-
Deposits	1,230	1,230

Total Assets	$64,966	$62,849

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$411,597	$404,700
Accrued liabilities	181,529	167,121
Accrued preferred dividend	42,047	42,047
Bank loan and notes payable:
Bank loan	118,202	118,202
Advance from officer	29,700	29,700
Loan from officer	45,000	49,800
Notes payable, other	-	140,000
Total current liabilities	828,075	951,570

STOCKHOLDERS’ DEFICIT:
Stock subscription receivable	(25,000)	25,000
Preferred stock, Series A; $0.001 par value, $3.00 face value; 25,000,000 shares authorized; 5,708 (unaudited) and 5,708 shares issued and outstanding, respectively	6	6
Common stock, $0.001 par value; 100,000,000 shares authorized, 12,755,341 (unaudited) and 12,219,802 issued and outstanding, Respectively	12,755	12,220
Additional paid-in capital	3,681,473	3,414,239
Retained deficit	(4,432,343)	(4,315,186)
Total stockholders’ deficit	(763,109)	(888,721)

Total Liabilities and Stockholders’ Deficit	$64,966	$62,849

See accompanying notes to condensed consolidated financial statements.

ST. JOSEPH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
REVENUES:
Contract	$3,276	$95,282
COST OF REVENUES	2,728	61,992

Gross Margin	548	33,290

COSTS AND EXPENSES:
General and Administrative Expenses	90,551	119,981
Depreciation and Amortization	-	-
Total Costs and Expenses	90,551	119,981

Operating Income (Loss)	(90,003)	(86,691)
OTHER INCOME AND (EXPENSE):
Other Income (Expense)	275	-
Interest Expense	(27,429)	(14,557)
Net Other Expense	(27,154)	(14,557)
Loss before provision for income taxes	(117,157)	(101,248)

Provision for income taxes	-	-
Net Loss	$(117,157)	$(101,248)

Loss applicable to common stockholders	$(117,157)	$(101,248)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding	12,405,760	11,927,709

See accompanying footnotes to the condensed consolidated financial statements

ST. JOSEPH, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional		Stock
	Preferred Stock-Series A		Common Stock		Paid-in	Retained	Subscription
	Shares	Par value	Shares	Par value	Capital	Deficit	Receivable	Total

Balance December 31, 2013	5,708	$6	12,219,802	$12,220	$3,414,239	$(4,315,186)	$-	$(888,721)

Stock subscription receivable	-	-	-	-	-	-	(25,000)	(25,000)
Sale of common stock @ $0.50 per share	-	-	250,000	250	124,750	-	-	125,000
Issuance of common stock in exchange for debt @ $0.50 per share	-	-	285,539	285	142,484	-	-	142,769
Net loss for the three months ended March 31, 2014	-	-	-	-	-	(117,157)	-	(117,157)

Balance March 31, 2014	5,708	$6	12,755,341	$12,755	$3,681,473	$(4,432,343)	$(25,000)	$(763,109)

See accompanying footnotes to the condensed consolidated financial statements

ST. JOSEPH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

OPERATING ACTIVITIES

Net loss	$(117,157)	$(101,248)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	-	(11,307)
Increase/(decrease) in accounts payable	6,897	32,732
Increase/(decrease) in accrued liabilities	12,377	6,027
Net cash provided by (used in) operating activities	(97,883)	(73,796)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Repayment on bank loan	-	(3,410)
Receipt of stock subscription receivable	-	25,000
Proceeds from officer advance	-	5,500
Proceeds from sale of common stock	100,000	50,500
Net cash provided by (used in) financing activities	100,000	77,590

INCREASE (DECREASE) IN CASH	2,117	3,794

CASH AT BEGINNING OF PERIOD	527	6,615

CASH AT END OF PERIOD	$2,644	$10,409

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$27,429	$14,557

See accompanying footnotes to the condensed consolidated financial statements.

ST. JOSEPH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

NOTE 1 – Basis of Presentation

The condensed balance sheet at December 31, 2013 has been derived from financial statements included in the Form 10-K. The accompanying unaudited financial statements at March 31, 2014 presented herein have been prepared by St. Joseph, Inc. (the “Company”) in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The results of operations presented for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

There is no provision for dividends for the quarter to which this quarterly report relates.

Financial data presented herein are unaudited.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net capital deficiency at March 31, 2014 and December 31, 2013. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

NOTE 2 – Related Party Transactions

On September 6, 2013, COLEMC Investments, LTD. (COLEMC), a Canadian company owned by Gerry McIlhargey, President and Director of the Company, advanced the Company $4,800 for working capital in exchange for a promissory note. The note does not bear interest and matures on December 31, 2014.

In prior years, COLEMC advanced the Company a total of $45,000 for working capital in exchange for three promissory notes. The notes do not bear interest and mature on December 31, 2014.

During the years ended December 31, 2012 and 2011, an officer advanced the Company $7,500 and $16,700, respectively, for working capital in exchange for two promissory notes. During the year ended December 31, 2013, the officer advanced the Company an additional $5,500. The total balance of the notes is $29,700 and do not bear any interest. The notes mature on December 31, 2014.

ST. JOSEPH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

NOTE 3 – Notes Payable

Bank Loan

The Company originally had a $200,000 line of credit of with the bank. In August 2010, the Company converted its line of credit with the bank to a bank loan which is collateralized by all of assets of the Company’s subsidiary company, Staf*Tek, including all receivables and property and equipment. The bank loan agreement included the following provisions: 1) an agreement to provide insurance coverage for the collateralized assets in the amount of $180,000; and 2) covenants to provide certain financial documents to the bank on a monthly and annual basis. On September 9, 2013, the Company received a default letter from the bank. Since that time, the bank has requested the Company bring the loan current by making monthly payments of $2,698 plus late fees of $50 per month for the nine months which the Company is delinquent, for the total amount as of March 31, 2014 of $24,732, which includes principal, interest and fees. At such time the Company is able to bring the loan current, the bank has stated the remaining balance will be refinanced, which terms are yet to be determined. The loan is in default at March 31, 2014 and the principal loan balance continues to bear 6.5% interest. In the event the Company is unable to bring the bank loan current, the bank may foreclose which would likely force the Company out of business.

As of March 31, 2014 and December 31, 2013, the Company owed the bank $124,200 (unaudited) and $118,202, respectively.

Interest expense on the Company’s bank borrowing was $1,921 (unaudited) and $2,107, during the three months ended March 31, 2014 and 2013, respectively.

Other Notes Payable

On July 31, 2013, an individual loaned the Company $25,000 for working capital in exchange for a promissory note. The note matures on July 31, 2014 and bears interest at seven percent. The note was converted into 50,000 shares of common stock ($0.50 per share) on January 31, 2014.

On October 1, 2013, two individuals loaned the Company $30,000 for working capital in exchange for promissory notes. The notes mature on October 1, 2014 and bear interest at seven percent. The note was converted into 60,000 shares of common stock ($0.50 per share) on January 31, 2014.

On November 15, 2013, an individual loaned the Company $50,000 for working capital in exchange for a promissory note. The note matures on November 15, 2014 and bears interest at seven percent. The note was converted into 100,000 shares of common stock ($0.50 per share) on January 31, 2014.

On November 18, 2013, an individual loaned the Company $25,000 for working capital in exchange for a promissory note. The note matures on November 18, 2014 and bears interest at seven percent. The note was converted into 50,000 shares of common stock ($0.50 per share) on January 31, 2014.

On December 13, 2013, an individual loaned the Company $10,000 for working capital in exchange for a promissory note. The note matures on December 13, 2014 and bears interest at seven percent. The note was converted into 20,000 shares of common stock ($0.50 per share) on January 31, 2014.

In connection with the above loan conversions, the Company also converted $2,770 of accrued interest into 5,539 shares of common stock on January 31, 2014.

ST. JOSEPH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

NOTE 4 – Shareholders’ Deficit

Preferred Stock

The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series, as well as the designation, relative rights, powers, preferences, restrictions and limitations of all such series. In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock and 5,708 have not been converted to common stock at December 31, 2013. During the year ended December 31, 2013, the Company did not issue any Series A Convertible Preferred Stock. Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, which is paid quarterly on a calendar basis for a period of five years.

The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends total $42,047 (unaudited) and $42,047 as of March 31, 2014 and December 31, 2013, respectively. The Company will commence dividend payments pursuant to the terms of a settlement agreement as funds are available.

Common Stock

In a private placement during the three months ended March 31, 2014, the Company sold 250,000 (unaudited) shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $125,000 (unaudited); $25,000s (unaudited) of which was received in April 2014 and recorded as a stock subscription receivable.

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

Debt Conversion

Effective January 31, 2014, the Company converted loans and related accrued interest totaling $142,769 into 285,539 shares of common stock at a value of $0.50 per share.

ST. JOSEPH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

Equity Awards Granted to Employees

The following schedule summarizes the changes in the Company’s equity awards for the three months ended March 31, 2013.

			Weighted	Weighted
	Awards		Average	Average
	Outstanding	Exercise	Exercise	Remaining	Aggregate
	and	Price	Price	Contractual	Intrinsic
	Exercisable	Per Share	Per Share	Life	Value

Outstanding at January 1, 2014	502,500	$1.05	$1.05	1.00 yrs.	$-
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Expired	-	$-	$-
Outstanding and exercisable at March 31, 2014	502,500	$1.05	$1.05	0.75 yrs.	$-

Deadlines for the exercise of all options were extended to December 31, 2014 subsequent to March 31, 2014 (see Note 10).

On August 10, 2011, the Company’s Board of Directors extended the deadline for the exercise of the 460,000 options by one year from August 24, 2011 to August 24, 2012. The Company further extended the deadline to December 31, 2012 in a board meeting on August 23, 2012; and most recently extended the deadline to June 30, 2013 in a board meeting on December 12, 2012. The extensions were considered a modification of the original stock options. Accordingly, the Company revalued the stock options, which resulted in a charge to share-based compensation totaling $214,563 for the year ended December 31, 2012.

During the year ended December 31, 2012, a director of the Company exercised options for 7,500 shares of common stock at a strike price of $1.05 per share for total consideration of $7,875.

On May 2, 2013, the Company’s Board of Directors extended the deadline for the exercise of 452,500 options by six months from June 30, 2013 to December 31, 2013. The Company further extended the deadline to June 30, 2014 in a board meeting on December 21, 2013. The extensions are considered a modification of the original stock options. Accordingly, the Company revalued the stock options, which resulted in charges to share-based compensation totaling $193,997 for the year ended December 31, 2013.

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

All stock options were fully vested as of March 31, 2014 and December 31, 2013. Aggregate intrinsic value is calculated by determining the amount by which the market price of the stock exceeds the exercise price of the options on March 31, 2014, and then multiplying that amount by the number of options. The exercise price exceeds the market value of the stock on March 31, 2014; therefore the aggregate intrinsic value is zero.

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

ST. JOSEPH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

NOTE 5 – Income Taxes

The Company records its income taxes in accordance with ASC 740 Income Taxes. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

NOTE 6 – Concentration of Credit Risk

The Company conducts a significant portion of its operations with one customer. During the three months ended March 31, 2014 and 2013, approximately 100% and 81%, respectively, of the Company’s service revenues were conducted with this one customer.

NOTE 7 – Letter of Intent

On August 8, 2012, St. Joseph, Inc. filed an 8-K current report in connection with the signing of a nonbinding Letter of Intent with Karavos Holdings Limited, for the arrangement of an acquisition of 100% of a holding company which owns 50% interest in a domestic telecommunications operating company. The 8-K current report can be viewed at the SEC’s website found at www.sec.gov.

NOTE 8 – Legal Proceedings

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

Staf*Tek’s client terminated Mr. McGowan for performance issues after one month of employment. Mr. McGowan filed a lawsuit against Staf*Tek and the client and subsequently filed a motion for default judgment, which was granted by the judge. On March 9, 2012, Stat*Tek filed a motion to vacate the default judgment and requested a new trial. Staf*Tek has engaged counsel and intends to vigorously defend this action. As of this date, the client that terminated Mr. McGowan has been dismissed from the lawsuit by the judge because they had not been served within a six months of the original filing of the lawsuit by Mr. McGowan’s counsel. Mr. McGowan and his attorney were three weeks late responding to our request for discovery and we requested dismissal. However, the judge did not grant dismissal. Mr. McGowan is seeking damages against Staf*Tek in an amount in excess of $75,000. Management deems the suit to be without merit, however, the costs of defending against the complaint could be substantial. In the event judgment is made against the Company and payment deemed appropriate, it may force the Company out of business.

NOTE 9 – Commitment

The Company leases office space in Tulsa, Oklahoma under operating lease which expired in April 2012. We are currently leasing the office space on a month-to-month basis.

Rent expense during the three months ended March 31, 2014 and 2013 totaled $8,999 (unaudited) and $8,999, respectively.

NOTE 10 – Subsequent Event

The Company has evaluated subsequent events through May 14, 2014. Other than those described below, there have been no subsequent events after March 31, 2014 for which disclosure is required.

On April 23, 2014, the Company’s Board of Directors extended the deadline for the exercise of the 502,500 options by six months from June 30, 2014 to December 31, 2014. Accordingly, the Company revalued the stock options, which will result in a charge to share-based compensation totaling $50,986 during the quarter ended June 30, 2014.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q and other reports filed by St. Joseph, Inc. (the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Results of Operations for the Three Months Ended March 31, 2014 and 2013

The following table sets forth the summary income statement for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31
	2014		2013
	$	% of Revenue	$	% of Revenue	Change $	Change %
REVENUES
Contract	$3,276	100.00%	$95,282	100.00%	$(92,006)	-96.56%
COST OF REVENUES	2,728	83.27%	61,992	65.06%	(59,264)	-95.60%

Gross Profit	548	16.73%	33,290	34.94%	(32,742)	-98.35%

COSTS AND EXPENSES
General and administrative expenses	90,551	2764.07%	119,981	125.92%	(29,430)	-24.53%
Depreciation and amortization	-	0.00%	-	0.00%	-	-
Total costs and expenses	90,551	2764.07%	119,981	125.92%	(29,430)	-24.53%

Operating income (loss)	(90,003)	-2747.34%	(86,691)	-90.98%	(3,312)	3.82%

OTHER INCOME (EXPENSE)
Other income (expense)	275	8.39%	-	0.00%	275	275%
Interest Expense	(27,429)	-837.27%	(14,447)	-15.16%	(12,982)	89.86%
Net other expense	(27,154)	-828.88%	(14,557)	-15.28%	(12,597)	86.54%
Loss before provision for income taxes	(117,157)	-3576.22%	(101,248)	-106.26%	(15,909)	15.71%

Provision for income taxes	-	0.00%	-	0.00%	-	0.00%

Net loss	$(117,157)	-3576.22%	$(101,248)	-106.26%	$(15,909)	15.71%

Revenues

For the three months ended March 31, 2014, revenues declined 97% to $3,276 compared to $95,282 recorded for the same three months in the prior year. The decrease in revenues is attributable to a decline in the number of contractors working for us and a decrease in hiring due to economic conditions since the prior period. If the Company continues to show a decrease in revenues it may force the Company out of business.

Gross profit

Due to the decrease in our staffing business revenues, our gross profit on sales for the three months ended March 31, 2014 declined 98% to $548, compared to $33,290 for the three months ended March 31, 2013.

Total costs and expenses

Total costs and expenses for the three months ended March 31, 2014 were $90,551, which represented a 24% decrease from total costs and expenses of $119,981 recorded for the same three months in 2013.

Net other income (expense)

Net other expense for the three months ended March 31, 2014 increased 90% to $27,154 from $14,557 for the three months ended March 31, 2013. The increase was largely due to higher interest expense on our bank loan in the first quarter of 2014 modestly offset by other income of $275 stemming from the sale of old office equipment.

Net income (loss)

Due to the aforementioned reasons, our net loss increased 16% to $117,157 for the three months ended March 31, 2014, as compared to a net loss of $101,248 reported for the same three month period in 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had a cash balance of $2,644.

We are currently seeking additional operating income opportunities through potential acquisitions or investments. Such acquisitions or investments may consume cash reserves or require additional cash or equity. Our working capital and additional funding requirements will depend upon numerous factors, including: (i) strategic acquisitions or investments; (ii) an increase to current company personnel; (iii) the level of resources that we devote to sales and marketing capabilities; (iv) technological advances; and (v) the activities of competitors.

In addition to developing new products, obtaining new customers and increasing sales to existing customers, management plans to achieve profitability through acquisitions of companies in the global Local Search and business listing management markets with solid revenue streams, established customer bases, complementary technology(ies) and positive cash flow.

The following table summarizes total current assets, liabilities and working capital at March 31, 2014 compared to December 31, 2013:

	Period Ended
	March 31, 2014	December 31 ,2013	Increase/Decrease
Current Assets	$63,736	$61,619	3.44%
Current Liabilities	$828,075	$951,570	-12.98%
Working Capital Deficit	$(764,339)	$(889,951)	-14.11%

Going concern

For the three months ended March 31, 2014, the funds generated from our operations was insufficient to fund our daily operations. We can provide no assurance that funds from our operations will increase sufficiently to meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our expenses, we will need to seek other sources of financing to maintain liquidity. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through the debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital.

We may also require additional funding to finance the growth of our anticipated future operations as well as to achieve our strategic objectives. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In that event, the Company would be required to change its growth strategy and seek funding on that basis, if at all.

Our plan regarding these matters is to raise additional debt and/or equity financing to give us the ability to cover our current cash flow requirements and meet our obligations as they become due. There can be no assurances that financing will be available or, if available, that such financing will be available under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may seek protection under bankruptcy laws. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Summary cash flows for the three months ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in) operating activities	$(97,883)	$(73,796)
Net cash provided by (used in) investing activities	$-	$-
Net cash provided by (used in) financing activities	$100,000	$77,500

Cash provided by (used in) operating activities

Net cash used in our operating activities in the first three months of 2014 totaled $97,883, which compared to net cash used in our operating activities of $73,796 for the same three months in the prior year.

Cash used in financing activities

In a private placement during the three months ended March 31, 2014, the Company sold 250,000 (unaudited) shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $125,000 (unaudited); $25,000 (unaudited) of which was received in April 2014 and recorded as a stock subscription receivable.

Inflation

There was no significant impact on the Company’s operations as a result of inflation for the three months ended March 31, 2014. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K to the SEC for the fiscal year ended December 31, 2013.

Recent Accounting Pronouncements

None

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Use of estimates and assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets; interest rate, income tax rate, income tax provision and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Off Balance Sheet Arrangements

During the six months ended March 31, 2014, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

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

(b) Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the US Securities and Exchange Commission on March 31, 2014.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In a private placement during the three months ended March 31, 2014, the Company sold 250,000 (unaudited) shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $125,000 (unaudited); $25,000 (unaudited) of which was received in April 2014 and recorded as a stock subscription receivable.

ITEM 3. Defaults Upon Senior Securities

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

There is no other information required to be disclosed under this item which has not been previously reported.

ITEM 6. Exhibits

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JOSEPH, INC.

Dated: May 15, 2014	By:	/s/ GERALD MCILHARGEY
Gerald McIlhargey
Chief Executive Officer (Principal Executive Officer)

