Form 10-Q
period 2014-06-30
ST JOSEPH INC
filed 2014-08-14
CIK 1177135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission file number: 0-49936

ST. JOSEPH, INC.

(Exact name of registrant as specified in its charter)

Colorado	47-0844532
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

4205 Carmel Mountain Drive
McKinney, TX	75070
(Address of Principal Executive Offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2014, there were 12,835,341 shares issued and outstanding of the registrant’s common stock.

ST. JOSEPH, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED Financial Statements

ST. JOSEPH, INC.

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)	(Derived from audited financial statements)
ASSETS

CURRENT ASSETS:
Cash	$84	$527
Accounts receivable, net of allowance for doubtful accounts of $2,208 (unaudited) and $2,208, respectively	1,092	1,092
Prepaid expense	60,000	60,000
Total current assets	61,176	61,619

Property and equipment, net of accumulated depreciation of $1,000 (unaudited) and $154,126, respectively	-	-
Deposits	-	1,230

Total Assets	$61,176	$62,849

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$444,115	$404,700
Accrued liabilities	182,885	167,121
Accrued preferred dividend	42,047	42,047
Bank loan and notes payable:
Bank loan	115,402	118,202
Advance from officer	29,700	29,700
Loan from officer	45,000	49,800
Notes payable from officer	2,200	140,000
Total current liabilities	861,349	951,570

STOCKHOLDERS’ DEFICIT:
Preferred stock, Series A; $0.001 par value, $3.00 face value; 25,000,000 shares authorized; 5,708 (unaudited) and 5,708 shares issued and outstanding, respectively	6	6
Common stock, $0.001 par value; 100,000,000 shares authorized,12,785,341 (unaudited) and 12,219,802 issued and outstanding, Respectively	12,785	12,220
Additional paid-in capital	3,747,429	3,414,239
Retained deficit	(4,560,393)	(4,315,186)
Total stockholders’ deficit	(800,173)	(888,721)

Total Liabilities and Stockholders’ Deficit	$61,176	$62,849

See accompanying notes to condensed consolidated financial statements.

ST. JOSEPH, INC.

Condensed Consolidated statements of operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES:
Contract	$3,380	$72,606	$6,656	$167,888
COST OF REVENUES	1,819	52,312	4,547	114,304

Gross Margin	1,561	20,294	2,109	53,584

COSTS AND EXPENSES:
General and Administrative Expenses	126,770	269,411	217,321	389,392
Depreciation and Amortization	-	-	-	-
Total Costs and Expenses	126,770	269,411	217,321	389,392

Operating Income (Loss)	(125,209)	(249,117)	(215,212)	(335,808)
OTHER INCOME AND (EXPENSE):
Other Income (Expense)	3,800	-	4,075	-
Interest Expense	(6,640)	(7,601)	(34,069)	(22,158)
Net Other Expense	(2,840)	(7,601)	(29,994)	(22,158)
Loss before provision for income taxes	(128,049)	(256,718)	(245,206)	(357,966)

Provision for income taxes	-	-	-	-
Net Loss	$(128,049)	$(256,718)	$(245,206)	$(357,966)

Loss applicable to common stockholders	$(128,049)	$(256,718)	$(245,206)	$(357,966)

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average common shares outstanding	12,762,979	12,085,825	12,476,759	11,984,055

See accompanying notes to condensed consolidated financial statements.

ST. JOSEPH, INC.

Condensed Consolidated statements of changes in stockholder’s deficit

(Unaudited)

					Additional		Stock
	Preferred Stock-Series A		Common Stock		Paid-in	Retained	Subscription
	Shares	Par value	Shares	Par value	Capital	Deficit	Receivable	Total

Balance December 31, 2013	5,708	$6	12,219,802	$12,220	$3,414,239	$(4,315,187)	$-	$(888,722)

Sale of common stock @ $0.50 per share	-	-	280,000	280	139,720	-	-	140,000
Issuance of common stock in exchange for debt @ $0.50 per share	-	-	285,539	285	142,484	-	-	142,769
Modification of stock options	-	-	-	-	50,986	-	-	50,986
Net loss for the six months ended June 30, 2014	-	-	-	-	-	(245,206)	-	(245,206)

Balance June 30, 2014	5,708	$6	12,785,341	$12,785	$3,747,429	$(4,509,407)	$-	$(800,173)

See accompanying notes to condensed consolidated financial statements.

ST. JOSEPH, INC.

Condensed Consolidated statements of cash flows

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
OPERATING ACTIVITIES

Net loss	$(245,206)	$(357,966)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	50,986	120,341
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	-	3,562
(Increase)/decrease in other assets	1,230	(10,000)
Increase/(decrease) in accounts payable	39,415	22,439
Increase/(decrease) in accrued liabilities	13,732	2,469
Net cash provided by (used in) operating activities	(139,843)	(219,155)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Repayment on bank loan	(2,800)	(11,619)
Receipt of stock subscription receivable	-	25,000
Proceeds from officer advance	-	5,500
Proceeds from officer advance	2,200	-
Proceeds from sale of common stock	140,000	205,000
Net cash provided by (used in) financing activities	139,400	223,881

INCREASE (DECREASE) IN CASH	(443)	4,726

CASH AT BEGINNING OF PERIOD	527	6,615

CASH AT END OF PERIOD	$84	$11,341

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$22,158	$22,158

See accompanying notes to condensed consolidated financial statements.

ST. JOSEPH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

NOTE 1 – Basis of Presentation

The condensed balance sheet at December 31, 2013 has been derived from financial statements included in the Form 10-K. The accompanying unaudited financial statements at June 30, 2014 presented herein have been prepared by St. Joseph, Inc. (the “Company”) in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The results of operations presented for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

There is no provision for dividends for the quarter to which this quarterly report relates.

Financial data presented herein are unaudited.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net capital deficiency at June 30, 2014 and December 31, 2013. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

ST. JOSEPH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

NOTE 2 – Related Party Transactions

On June 30, 2014, Gerry McIlhargey, President and Director of the Company, advanced the Company $2,200 for working capital in exchange for a promissory note. The note does not bear interest and matures on December 31, 2014.

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

During the years ended December 31, 2013, 2012 and 2011, an officer advanced the Company $5,500, $7,500 and $16,700, respectively, for working capital in exchange for three promissory notes. The total balance of the notes is $29,700 and do not bear any interest. The notes mature on December 31, 2014.

NOTE 3 – Notes Payable

Bank Loan

The Company originally had a $200,000 line of credit with the bank. In August 2010, the Company converted its line of credit with the bank to a bank loan, which is collateralized by all of assets of the Company’s subsidiary company, Staf*Tek, including all receivables and property and equipment. The bank loan agreement included the following provisions: 1) an agreement to provide insurance coverage for the collateralized assets in the amount of $180,000; and 2) covenants to provide certain financial documents to the bank on a monthly and annual basis. On September 9, 2013, the Company received a default letter from the bank. Since that time, the bank has requested the Company bring the loan current by making monthly payments of $2,698 plus late fees of $50 per month for the nine months which the Company is delinquent, for the total amount as of June 30, 2014 of $30,176, which includes principal, interest and fees. The loan is in default at June 30, 2014 and the principal loan balance continues to bear 6.5% interest. In the event the Company is unable to bring the bank loan current, the bank may foreclose which would likely force the Company out of business.

As of June 30, 2014 and December 31, 2013, the Company owed the bank $115,402 (unaudited) and $118,202, respectively.

Interest expense on the Company’s bank borrowing was $3,710 (unaudited) and $2,107, during the six months ended June 30, 2014 and 2013, respectively.

ST. JOSEPH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

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

In connection with the above loan conversions, the Company also converted a total of $2,770 of accrued interest into 5,539 shares of common stock on January 31, 2014.

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

During the six months ended June 30, 2014, the Company did not issue any Series A Convertible Preferred Stock. Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, which is paid quarterly on a calendar basis for a period of five years.

The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends total $42,047 (unaudited) and $42,047 as of June 30, 2014 and December 31, 2013, respectively. The Company will commence dividend payments pursuant to the terms of a settlement agreement as funds are available.

ST. JOSEPH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

Common Stock

In a private placement during the six months ended June 30, 2014, the Company sold 280,000 (unaudited) shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $140,000 (unaudited).

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

Equity Awards Granted to Employees

The following schedule summarizes the changes in the Company’s equity awards for the six months ended June 30, 2014.

	Awards Outstanding and Exercisable	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2014	502,500	$1.05	$1.05	1.00 yrs	$-
Granted
Exercised
Cancelled/Expired
Outstanding and exercisable at June 30, 2014	502,500	$1.05	$1.05	0.50 yrs	$-

Deadlines for the exercise of all options have been extended to December 31, 2014. On August 10, 2011, the Company’s Board of Directors extended the deadline for the exercise of the 460,000 options by one year from August 24, 2011 to August 24, 2012. The Company further extended the deadline to December 31, 2012 in a board meeting on August 23, 2012; and most recently extended the deadline to June 30, 2013 in a board meeting on December 12, 2012. The extensions were considered a modification of the original stock options. Accordingly, the Company revalued the stock options, which resulted in a charge to share-based compensation totaling $214,563 for the year ended December 31, 2012.

ST. JOSEPH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

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

On April 23, 2014, the Company’s Board of Directors extended the deadline for the exercise of the 502,500 options by six months from June 30, 2014 to December 31, 2014. Accordingly, the Company revalued the stock options, which resulted in a charge to share-based compensation totaling $50,986 during the quarter ended June 30, 2014.

All stock options were fully vested as of June 30, 2014 and December 31, 2013. Aggregate intrinsic value is calculated by determining the amount by which the market price of the stock exceeds the exercise price of the options on June 30, 2014, and then multiplying that amount by the number of options. The exercise price exceeds the market value of the stock on June 30, 2014; therefore the aggregate intrinsic value is zero.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

NOTE 5 – Income Taxes

The Company records its income taxes in accordance with ASC 740 Income Taxes. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

NOTE 6 – Concentration of Credit Risk

The Company conducts a significant portion of its operations with one customer. During the six months ended June 30, 2014 and 2013, approximately 100% and 85%, respectively, of the Company’s service revenues were conducted with this one customer.

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

Staf*Tek’s client terminated Mr. McGowan for performance issues after one month of employment. Mr. McGowan filed a lawsuit against Staf*Tek and the client and subsequently filed a motion for default judgment, which was granted by the judge. On March 9, 2012, Stat*Tek filed a motion to vacate the default judgment and requested a new trial. Staf*Tek has engaged counsel and intends to vigorously defend this action. As of this date, the client that terminated Mr. McGowan has been dismissed from the lawsuit by the judge because they had not been served within a six months of the original filing of the lawsuit by Mr. McGowan’s counsel. Mr. McGowan and his attorney were three weeks late responding to our request for discovery and we requested dismissal. However, the judge did not grant dismissal. Mr. McGowan filed a motion for partial summary judgment on June 12, 2014. The Company responded on June 27, 2014 and the motion for partial summary judgment was denied on July 29, 2014. Mr. McGowan is seeking damages against Staf*Tek in an amount in excess of $75,000. Management deems the suit to be without merit, however, the costs of defending against the complaint could be substantial. In the event judgment is made against the Company and payment deemed appropriate, it may force the Company out of business.

NOTE 9 – Commitment

The Company leased office space in Tulsa, Oklahoma under an operating lease which expired in April 2012. We leased the office space on a month-to-month basis through May 2014. Rent expense during the six months ended June 30, 2014 and 2013 totaled $13,472 (unaudited) and $18,269, respectively. The Company currently leases office space in McKinney, Texas on a month-to-month basis. Rent expense during the six months ended June 30, 2014 totaled $500 (unaudited).

NOTE 10 – Subsequent Event

The Company has evaluated subsequent events through August 14, 2014. Other than those described below, there have been no subsequent events after June 30, 2014 for which disclosure is required.

On August 1, 2014, the Company sold 50,000 (unaudited) shares of common stock to an accredited investor at a price of $0.50 per share for gross proceeds totaling $25,000 (unaudited).

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

Staf*Tek Services Inc.

In anticipation of the completion of our reverse acquisition and in an effort to reduce expenses management recently downsized the operational expense at Staf*Tek by reducing the number of recruiters specializing in placement of professional technical personnel, as well as finance and accounting personnel on a temporary and permanent basis. Staf*Tek is primarily a regional professional service firm located in the Tulsa, Oklahoma area. Over the course of the last several years the area has experience a downturn in the demand for highly specialized and qualified personnel further identifying the need for the reduction in personnel and expense.

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

The Letter of Intent contemplates the transaction being structured as a reverse acquisition with St. Joseph purchasing Zone USA’s 50% ownership position in ANZ Communications in return for the issuance to Karavos Holdings Limited of (i) such number of shares of common stock that will be equal to not less than 80% of the total issued and outstanding shares of St. Joseph on a fully diluted and converted basis, or (ii) preferred stock convertible into such number of common stock. In addition, the Letter of Intent contemplates that the execution of a definitive agreement for the RTO is conditional on the involved parties being satisfied with their initial due diligence reviews, and the raising by St. Joseph of not less than $14 million in net proceeds. It is also contemplated that the definitive agreement will contain customary representations, warranties, covenants, undertakings and indemnities, including by the Company’s principal shareholders, together with noncompetition agreements required by the Zone USA Investor (or its affiliates) relating to the existing Company’s business and restraints on the disposal by the Company’s principal shareholders’ shares in the Company post-closing for an agreed period.

Results of Operations for the Three Months Ended June 30, 2014 and 2013

The following tables sets forth the summary income statement for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
	2014		2013
		% of		% of	Change	Change
	$	Revenue	$	Revenue	$	%
REVENUES:
Contract	$3,380	100.00%	$72,606	100.00%	$(69,226)	-95.34%
COST OF REVENUES	1,819	53.82%	52,312	72.05%	(50,493)	-96.52%

Gross Margin	1,561	46.18%	20,294	27.95%	(18,733)	-92.31%

COSTS AND EXPENSES:
General and Administrative Expenses	126,770	3750.59%	269,411	371.06%	(142,641)	-52.95%
Depreciation and Amortization	-	0.00%	-	0.00%	-	0.00%
Total Costs and Expenses	126,770	3750.59%	269,411	371.06%	(142,641)	-52.95%

Operating Income (Loss)	(125,209)	-3704.41%	(249,117)	-343.11%	123,908	-49.74%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	3,800	112.43%	-	0.00%	3,800	100.00%
Interest Expense	(6,640)	-196.45%	(7,601)	-10.47%	961	-12.64%
Net Other Expense	(2,840)	-84.02%	(7,601)	-10.47%	4,761	-62.64%
Loss before provision for income taxes	(128,049)	-3788.43%	(256,718)	-353.58%	128,669	-50.12%

Provision for income taxes	-	0.00%	-	0.00%	-	0.00%

Net Loss	$(128,049)	-3788.43%	$(256,718)	-353.58%	$128,669	-50.12%

Revenues

Revenues for the three months ended June 30, 2014 decreased to $3,380 from $72,606 for the three months ended June 30, 2013. This decrease in net revenues of $69,226, or approximately 95.3%, over the prior period, is attributable to a decline in the number of contractors working for us and a decrease in hiring due to economic conditions since the prior period. If the Company continues to show a decrease in revenues it may force the Company out of business.

Gross Profit

For the three months ended June 30, 2014, we had a gross profit of $1,561 compared to a gross profit of $20,294 for the three months ended June 30, 2013. This decrease in our gross profitability of $18,733, or approximately 92.3% over the prior period, is due to a decrease in our staffing business revenues.

Total Costs and Expenses

Total costs and expenses for the three months ended June 30, 2014 decreased to $126,770 from $269,411 for the three months ended June 30, 2013. This decrease in our total operating expenses of $142,641 is approximately 53.0% below that of the prior period is attributed to a reduced number of contractors working for us.

Net Other Income (Expense)

Net other income/expense for the three months ended June 30, 2014 increased to $(2,840) from $(7,601) for the three months ended June 30, 2013. This is an increase in net other income/expense of $4,761, or approximately 62.6% over the prior period.

Net Income (Loss)

Due to the aforementioned reasons, our net loss for the three months ended June 30, 2014 decreased to $128,049 from $256,718 for the three months ended June 30, 2013. This decrease in net losses of $128,669 is approximately 50.1% below that of the prior period resulting from a reduction in general and administrative expense.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

The following table sets forth the summary income statement for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,
	2014		2013
		% of		% of	Change	Change
	$	Revenue	$	Revenue	$	%
REVENUES:
Contract	$6,656	100.00%	$167,888	100.00%	$(161,232)	-96.04%
COST OF REVENUES	4,547	68.31%	114,304	68.08%	(109,757)	-96.02%

Gross Margin	2,109	31.69%	53,584	31.92%	(51,475)	-96.06%

COSTS AND EXPENSES:
General and Administrative Expenses	217,321	3265.04%	389,392	231.94%	(172,071)	-44.19%
Depreciation and Amortization	-	0.00%	-	0.00%	-	0.00%
Total Costs and Expenses	217,321	3265.04%	389,392	231.94%	(172,071)	-44.19%

Operating Income (Loss)	(215,212)	-3233.35%	(335,808)	-200.02%	120,596	-35.91%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	4,075	61.22%	-	0.00%	4,075	100.00%
Interest Expense	(34,069)	-511.85%	(22,158)	-13.20%	(11,911)	53.75%
Net Other Expense	(29,994)	-450.63%	(22,158)	-13.20%	(7,836)	35.36%
Loss before provision for income taxes	(245,206)	-3683.98%	(357,966)	-213.22%	112,760	-31.50%

Provision for income taxes	-	0.00%	-	0.00%	-	0.00%

Net Loss	$(245,206)	-3683.98%	$(357,966)	-213.22%	$112,760	-31.50%

Revenues

Revenues for the six months ended June 30, 2014 decreased to $6,656 from $167,888 for the six months ended June 30, 2013. This decrease in net revenues of $161,232, or approximately 96.0%, over the prior period is attributable to a decline in the number of contractors working for us and a decrease in hiring due to economic conditions since the prior period. If the Company continues to show a decrease in revenues it may force the Company out of business.

Gross Profit

For the six months ended June 30, 2014, we had a gross profit of $2,109 compared to a gross profit of $53,584 for the six months ended June 30, 2013. This decrease in our gross profitability of $51,475, or approximately 96.1% over the prior period, is due to a decrease in our staffing business revenues.

Total Costs and Expenses

Total costs and expenses for the six months ended June 30, 2014 decreased to $217,321 from $389,392 for the six months ended June 30, 2013. This decrease in our total operating expenses of $172,071 is approximately 44.2% below that of the prior period is attributed to a reduced number of contractors working for us.

Net Other Income (Expense)

Net other income/expense for the six months ended June 30, 2014 decreased to $(29,994) from $(22,158) for the six months ended June 30, 2013. This decrease in net other income/expense of $(7,836), or approximately 35.4% below that of the prior period resulting from a reduction in general and administrative expense.

Net Income (Loss)

Due to the aforementioned reasons, our net loss for the six months ended June 30, 2014 decreased to $245,206 from $357,966 for the six months ended June 30, 2013. This decrease in net losses of $112,760 is approximately 31.5% below that of the prior period resulting from a reduction in general and administrative expense.

Liquidity and Capital Resources

As of June 30, 2014, we had a cash balance of $84.

The following table summarizes total current assets, liabilities and working capital at June 30, 2014 compared to December 31, 2013:

	Period Ended
	June 30, 2014	June 30, 2014	Increase/Decrease
Current Assets	$61,176	$61,619	$(443)
Current Liabilities	$861,349	$951,570	$(90,221)
Working Capital Deficit	$(800,173)	$(889,951)	$89,778

Going Concern

For the six months ended June 30, 2014, the funds generated from our operations was insufficient to fund our daily operations. We can provide no assurance that funds from our operations will increase sufficiently to meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our expenses, we will need to seek other sources of financing to maintain liquidity. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through the debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital.

We may also require additional funding to finance growth in our future operations as well as to achieve our strategic objectives. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In that event, the Company would be required to change its growth strategy and seek funding on that basis, if at all.

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

Summary Cash Flows for the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in) operating activities	$(139,843)	$(219,155)
Net cash provided by (used in) investing activities	$-	$-
Net cash provided by (used in) financing activities	$139,400	$223,881

Cash Used In Operating Activities

Net cash used in our operating activities in the first six months of 2014 totaled $139,843, which compared to net cash used in our operating activities of $219,155 for the same six months in the prior year.

Cash Provided By Financing Activities

In a private placement during the six months ended June 30, 2014, the Company sold 280,000 (unaudited) shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $140,000 (unaudited).

Inflation

There was no significant impact on the Company’s operations as a result of inflation for the six months ended June 30, 2014. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K to the SEC for the fiscal year ended December 31, 2013.

Recent Accounting Pronouncements

None.

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

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Off Balance Sheet Arrangements

During the six months ended June 30, 2014, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

(b)	Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Staf*Tek’s client terminated Mr. McGowan for performance issues after one month of employment. Mr. McGowan filed a lawsuit against Staf*Tek and the client and subsequently filed a motion for default judgment, which was granted by the judge. On March 9, 2012, Stat*Tek filed a motion to vacate the default judgment and requested a new trial. Staf*Tek has engaged counsel and intends to vigorously defend this action. As of this date, the client that terminated Mr. McGowan has been dismissed from the lawsuit by the judge because they had not been served within a six months of the original filing of the lawsuit by Mr. McGowan’s counsel. Mr. McGowan and his attorney were three weeks late responding to our request for discovery and we requested dismissal. However, the judge did not grant dismissal. Mr. McGowan filed a motion for partial summary judgment on June 12, 2014. The Company responded on June 27, 2014 and the motion for partial summary judgment was denied on July 29, 2014. Mr. McGowan is seeking damages against Staf*Tek in an amount in excess of $75,000. Management deems the suit to be without merit, however, the costs of defending against the complaint could be substantial. In the event judgment is made against the Company and payment deemed appropriate, it may force the Company out of business.

ITEM 1A. RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission on June 30, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In a private placement during the six months ended June 30, 2014, the Company sold 280,000 (unaudited) shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $140,000 (unaudited).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K filed on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends will commence dividend payments pursuant to the terms of a settlement agreement as funds are available. There is an accrued amount of Series A Convertible Preferred Stock dividends in the amount of $42,047 as of June 30, 2014 $42,047 at December 31, 2013).

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

Date: August 14, 2014

ST. JOSEPH, INC.

/s/ GERALD MCILHARGEY
Gerald McIlhargey, Chief Executive Officer

