Form 10-Q
period 2014-09-30
ST JOSEPH INC
filed 2014-11-14
CIK 1177135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission file number: 0-49936

ST. JOSEPH, INC.

(Exact name of registrant as specified in its charter)

Colorado	47-0844532
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4205 Carmel Mountain Drive McKinney, TX	75070
Address of Principal Executive Offices)	(Zip Code)

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

[  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2014, there were 12,835,341 shares issued and outstanding of the registrant’s common stock.

ST. JOSEPH, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

ST. JOSEPH, INC.

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)	(Derived from audited financial statements)
ASSETS

CURRENT ASSETS:
Cash	$69	$527
Accounts receivable, net of allowance for doubtful accounts of $2,208 (unaudited) and $2,208, respectively	-	1,092
Prepaid expense	60,000	60,000
Total current assets	60,069	61,619

Property and equipment, net of accumulated depreciation of $1,000 (unaudited) and $154,126, respectively	-	-
Deposits	-	1,230

Total Assets	$60,069	$62,849

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$81	$-
Accounts payable	463,556	404,700
Accrued liabilities	185,537	167,121
Accrued preferred dividend	42,047	42,047
Bank loan and notes payable:
Bank loan	115,402	118,202
Advance from officer	29,700	29,700
Loan from officer	45,000	49,800
Notes payable from officer	2,200	140,000
Total current liabilities	883,523	951,570

STOCKHOLDERS’ DEFICIT:
Stock subscription receivable	-	25,000
Preferred stock, Series A; $0.001 par value, $3.00 face value; 25,000,000 shares authorized; 5,708 (unaudited) and 5,708 shares issued and outstanding, respectively	6	6
Common stock, $0.001 par value; 100,000,000 shares authorized, 12,835,341 (unaudited) and 12,219,802 issued and outstanding, respectively	12,835	12,220
Additional paid-in capital	3,772,379	3,414,239
Retained deficit	(4,608,674)	(4,315,186)
Total stockholders’ deficit	(823,454)	(888,721)

Total Liabilities and Stockholders’ Deficit	$60,069	$62,849

See accompanying notes to condensed consolidated financial statements.

ST. JOSEPH, INC.

Condensed Consolidated statements of operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES:
Contract	$-	$43,532	$6,656	$211,420
COST OF REVENUES	-	33,126	4,547	147,430

Gross Margin	-	10,406	2,109	63,990

COSTS AND EXPENSES:
General and Administrative Expenses	44,674	100,409	261,995	489,801
Depreciation and Amortization	-	-	-	-
Total Costs and Expenses	44,674	100,409	261,995	489,801

Operating Income (Loss)	(44,674)	(90,003)	(259,886)	(425,811)
OTHER INCOME AND (EXPENSE):
Other Income (Expense)	-	-	4,075	-
Interest Expense	(3,607)	(4,723)	(37,676)	(26,881)
Net Other Expense	(3,607)	(4,723)	(33,601)	(26,881)
Loss before provision for income taxes	(48,281)	(94,726)	(293,487)	(452,692)

Provision for income taxes	-	-	-	-
Net Loss	$(48,281)	$(94,726)	$(293,487)	$(452,692)

Loss applicable to common stockholders	$(48,281)	$(94,726)	$(293,487)	$(452,692)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.02)	$(0.04)

Weighted average common shares outstanding	12,818,674	12,219,802	12,533,085	12,000,415

See accompanying notes to condensed consolidated financial statements.

ST. JOSEPH, INC.

Condensed Consolidated statement of changes in stockholder’s deficit

(Unaudited)

	Preferred				Additional		Stock
	Stock-Series A		Common Stock		Paid-in	Retained	Subscription
	Shares	Par value	Shares	Par value	Capital	Deficit	Receivable	Total

Balance December 31, 2013	5,708	$6	12,219,802	$12,220	$3,414,239	$(4,315,187)	$-	$(888,722)

Sale of common stock @ $0.50 per share	-	-	330,000	330	164,670	-	-	165,000
Issuance of common stock in exchange for debt @ $0.50 per share	-	-	285,539	285	142,484	-	-	142,769
Modification of stock options	-	-	-	-	50,986	-	-	50,986
Net loss for the nine months ended September 30, 2014	-	-	-	-	-	(293,487)	-	(293,487)

Balance September 30, 2014	5,708	$6	12,835,341	$12,835	$3,772,379	$(4,608,674)	$-	$(823,454)

See accompanying notes to condensed consolidated financial statements.

ST. JOSEPH, INC.

Condensed Consolidated statements of cash flows

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(293,487)	$(452,692)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	50,986	120,341
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	-	13,972
(Increase)/decrease in other assets	1,230	(10,000)
Increase/(decrease) in bank overdraft	81	-
Increase/(decrease) in accounts payable	58,856	51,865
Increase/(decrease) in accrued liabilities	17,476	21,796
Net cash provided by (used in) operating activities	(164,858)	(254,718)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Repayment on bank loan	(2,800)	(13,795)
Receipt of stock subscription receivable	-	25,000
Proceeds from officer advance	-	5,500
Proceeds from officer loan	2,200	4,800
Proceeds from note payable	-	25,000
Proceeds from sale of common stock	165,000	205,000
Net cash provided by (used in) financing activities	164,400	251,505

INCREASE (DECREASE) IN CASH	(458)	(3,213)

CASH AT BEGINNING OF PERIOD	527	6,615

CASH AT END OF PERIOD	$69	$3,402

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$22,158	$26,589

See accompanying notes to condensed consolidated financial statements.

ST. JOSEPH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

NOTE 1 – Basis of Presentation

The condensed balance sheet at December 31, 2013 has been derived from financial statements included in the Form 10-K. The accompanying unaudited financial statements at September 30, 2014 presented herein have been prepared by St. Joseph, Inc. (the “Company”) in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The results of operations presented for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

There is no provision for dividends for the quarter to which this quarterly report relates.

Financial data presented herein are unaudited.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net capital deficiency at September 30, 2014 and December 31, 2013. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

ST. JOSEPH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

NOTE 2 – Related Party Transactions

During the nine months ended September 30, 2014, Gerry McIlhargey, President and Director of the Company, advanced the Company $2,200 for working capital in exchange for a promissory note. The note does not bear interest and matures on December 31, 2014.

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

NOTE 3 – Notes Payable

Bank Loan

The Company originally had a $200,000 line of credit with the bank. In August 2010, the Company converted its line of credit with the bank to a bank loan, which is collateralized by all of assets of the Company’s subsidiary company, Staf*Tek, including all receivables and property and equipment. The bank loan agreement included the following provisions: 1) an agreement to provide insurance coverage for the collateralized assets in the amount of $180,000; and 2) covenants to provide certain financial documents to the bank on a monthly and annual basis. On September 9, 2013, the Company received a default letter from the bank. Since that time, the bank has requested the Company bring the loan current by making monthly payments of $2,698 plus late fees of $50 per month for the twelve months which the Company is delinquent, for the total amount as of September 30, 2014 of $41,220, which includes principal, interest and fees. The loan is in default at September 30, 2014 and the principal loan balance continues to bear 6.5% interest. In the event the Company is unable to bring the bank loan current, the bank may foreclose which would likely force the Company out of business.

As of September 30, 2014 and December 31, 2013, the Company owed the bank $115,402 (unaudited) and $118,202, respectively.

Interest expense on the Company’s bank borrowing was $5,206 (unaudited) and $6,113, during the nine months ended September 30, 2014 and 2013, respectively.

ST. JOSEPH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

During the nine months ended September 31, 2014 and 2013, the Company did not issue any Series A Convertible Preferred Stock. Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, which is paid quarterly on a calendar basis for a period of five years.

The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends total $42,047 (unaudited) and $42,047 as of September 30, 2014 and December 31, 2013, respectively. The Company will commence dividend payments pursuant to the terms of a settlement agreement as funds are available.

ST. JOSEPH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

Common Stock

In a private placement during the nine months ended September 30, 2014, the Company sold 330,000 (unaudited) shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $165,000 (unaudited).

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

Equity Awards Granted to Employees

The following schedule summarizes the changes in the Company’s equity awards for the nine months ended September 30, 2014.

	Awards Outstanding and Exercisable	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2014	502,500	$1.05	$1.05	1.00 yrs	$-
Granted
Exercised
Cancelled/Expired
Outstanding and exercisable at September 30, 2014	502,500	$1.05	$1.05	0.25yrs	$-

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

During the year ended December 31, 2012, a director of the Company exercised options for 7,500 shares of common stock at a strike price of $1.05 per share for total consideration of $7,875.

On May 2, 2013, the Company’s Board of Directors extended the deadline for the exercise of 452,500 options by six months from June 30, 2013 to December 31, 2013. The Company further extended the deadline to September 30, 2014 in a board meeting on December 21, 2013. The extensions are considered a modification of the original stock options. Accordingly, the Company revalued the stock options, which resulted in charges to share-based compensation totaling $193,997 for the year ended December 31, 2013.

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

On April 23, 2014, the Company’s Board of Directors extended the deadline for the exercise of the 502,500 options by six months from June 30, 2014 to December 31, 2014. Accordingly, the Company revalued the stock options, which resulted in a charge to share-based compensation totaling $50,986 during the quarter ended September 30, 2014.

All stock options were fully vested as of September 30, 2014 and December 31, 2013. Aggregate intrinsic value is calculated by determining the amount by which the market price of the stock exceeds the exercise price of the options on September 30, 2014, and then multiplying that amount by the number of options. The exercise price exceeds the market value of the stock on September 30, 2014; therefore the aggregate intrinsic value is zero.

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

ST. JOSEPH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

NOTE 6 – Concentration of Credit Risk

The Company previously conducted a significant portion of its operations with one customer. During the nine months ended September 30, 2014 and 2013, approximately 0% and 85%, respectively, of the Company’s service revenues were conducted with this one customer.

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

NOTE 9 – Commitment

The Company leased office space in Tulsa, Oklahoma under an operating lease which expired in April 2012. We leased the office space on a month-to-month basis through May 2014. Rent expense during the nine months ended September 30, 2014 and 2013 totaled $14,548 (unaudited) and $27,298, respectively. The Company currently leases office space in McKinney, Texas on a month-to-month basis. Rent expense during the nine months ended September 30, 2014 totaled $500 (unaudited).

NOTE 10 – Subsequent Event

The Company has evaluated subsequent events through November 14, 2014. Other than those described below, there have been no subsequent events after September 30, 2014 for which disclosure is required.

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

Results of Operations for the Three Months Ended September 30, 2014 and 2013

The following tables sets forth the summary income statement for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,
	2014		2013
		% of		% of	Change	Change
	$	Revenue	$	Revenue	$	%
REVENUES:
Contract	$-	0.00%	$43,532	100.00%	$(43,532)	-100.00%
COST OF REVENUES	-	0.00%	33,126	76.10%	(33,126)	-100.00%

Gross Margin	-	0.00%	10,406	23.90%	(10,406)	-100.00%

COSTS AND EXPENSES:
General and Administrative Expenses	44,674	100.00%	100,409	230.66%	(55,735)	-55.51%
Depreciation and Amortization	-	0.00%	-	0.00%	-	0.00%
Total Costs and Expenses	44,674	100.00%	100,409	230.66%	(55,735)	-55.51%

Operating Income (Loss)	(44,674)	-100.00%	(90,003)	-206.75%	45,329	-50.36%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	-	0.00%	-	0.00%	-	0.00%
Interest Expense	(3,607)	-100.00%	(4,723)	-10.85%	1,116	-23.63%
Net Other Expense	(3,607)	-100.00%	(4,723)	-10.85%	1,116	-23.63%
Loss before provision for income taxes	(48,281)	-100.00%	(94,726)	-217.60%	46,445	-49.03%

Provision for income taxes	-	0.00%	-	0.00%	-	0.00%

Net Loss	$(48,281)	-100.00%	$(94,726)	-217.60%	$46,445	-49.03%

Revenues

Revenues for the three months ended September 30, 2014 decreased to $-0- from $43,532 for the three months ended September 30, 2013. This decrease in net revenues of $43,532, or 100%, over the prior period, is attributable to the termination of the Company’s revenue-producing operations.

Gross Profit

For the three months ended September 30, 2014, we had no gross profit compared to a gross profit of $10,406 for the three months ended September 30, 2013. This decrease in our gross profitability of $10,406, or 100% over the prior period, is due to the termination of the Company’s revenue-producing operations.

Total Costs and Expenses

Total costs and expenses for the three months ended September 30, 2014 decreased to $44,674 from $100,409 for the three months ended September 30, 2013. This decrease in our total operating expenses of $55,735 is approximately 55.5% below that of the prior period is attributed to the termination of the Company’s revenue-producing operations.

Net Other Income (Expense)

Net other income/expense for the three months ended September 30, 2014 increased to $(3,607) from $(4,723) for the three months ended September 30, 2013. This is an increase in net other income/expense of $1,116, or approximately 23.6% over the prior period.

Net Income (Loss)

Due to the aforementioned reasons, our net loss for the three months ended September 30, 2014 decreased to $48,281 from $94,726 for the three months ended September 30, 2013. This decrease in net losses of $46,445 is approximately 49.0% below that of the prior period resulting from the termination of the Company’s revenue-producing operations.

Results of Operations for the Nine months ended September 30, 2014 and 2013

The following table sets forth the summary income statement for the nine months ended September 30, 2014 and 2013:

	Nine months ended
	September 30,
	2014		2013
		% of		% of	Change	Change
	$	Revenue	$	Revenue	$	%
REVENUES:
Contract	$6,656	100.00%	$211,420	100.00%	$(204,764)	-96.85%
COST OF REVENUES	4,547	68.31%	147,430	69.73%	(142,883)	-96.92%

Gross Margin	2,109	31.69%	63,990	30.27%	(61,881)	-96.70%

COSTS AND EXPENSES:
General and Administrative Expenses	261,995	3936.22%	489,801	231.67%	(227,806)	-46.51%
Depreciation and Amortization	-	0.00%	-	0.00%	-	0.00%
Total Costs and Expenses	261,995	3936.22%	489,801	231.67%	(227,806)	-46.51%

Operating Income (Loss)	(259,886)	-3904.54%	(425,811)	-201.41%	165,925	-38.97%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	4,075	61.22%	-	0.00%	4,075	100.00%
Interest Expense	(37,676)	-566.05%	(26,881)	-12.71%	(10,795)	40.16%
Net Other Expense	(33,601)	-504.82%	(26,881)	-12.71%	(6,720)	25.00%
Loss before provision for income taxes	(293,487)	-4409.36%	(452,692)	-214.12%	159,205	-35.17%

Provision for income taxes	-	0.00%	-	0.00%	-	0.00%

Net Loss	$(293,487)	-4409.36%	$(452,692)	-214.12%	$159,205	-35.17%

Revenues

Revenues for the nine months ended September 30, 2014 decreased to $6,656 from $211,420 for the nine months ended September 30, 2013. This decrease in net revenues of $204,764, or approximately 96.9%, over the prior period is attributable to the termination of the Company’s revenue-producing operations.

Gross Profit

For the nine months ended September 30, 2014, we had a gross profit of $2,109 compared to a gross profit of $63,990 for the nine months ended September 30, 2013. This decrease in our gross profitability of $61,881, or approximately 96.7% over the prior period, is due to the termination of the Company’s revenue-producing operations.

Total Costs and Expenses

Total costs and expenses for the nine months ended September 30, 2014 decreased to $261,995 from $489,801 for the nine months ended September 30, 2013. This decrease in our total operating expenses of $227,806 is approximately 46.6% below that of the prior period is attributed to the termination of the Company’s revenue-producing operations.

Net Other Income (Expense)

Net other income/expense for the nine months ended September 30, 2014 increased to $(33,601) from $(26,881) for the nine months ended September 30, 2013. This increase in net other income/expense of $(6,720), or approximately 25.0% below that of the prior period resulting from the termination of the Company’s revenue-producing operations.

Net Income (Loss)

Due to the aforementioned reasons, our net loss for the nine months ended September 30, 2014 decreased to $293,487 from $452,692 for the nine months ended September 30, 2013. This decrease in net losses of $159,205 is approximately 35.2% below that of the prior period resulting from a reduction in general and administrative expense.

Liquidity and Capital Resources

As of September 30, 2014, we had a cash balance of $69.

The following table summarizes total current assets, liabilities and working capital at September 30, 2014 compared to December 31, 2013:

	Period Ended
	September 30, 2014	December 31, 2013	Increase/Decrease
Current Assets	$60,069	$61,619	$(1,550)
Current Liabilities	$883,523	$951,570	$(68,047)
Working Capital Deficit	$(823,454)	$(889,951)	$66,497

Going Concern

For the nine months ended September 30, 2014, the funds generated from our operations was insufficient to fund our daily operations. We can provide no assurance that funds from our operations will increase sufficiently to meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our expenses, we will need to seek other sources of financing to maintain liquidity. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through the debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital.

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

Summary Cash Flows for the Nine months ended September 30, 2014 and 2013

	Nine months ended September 30,
	2014	2013
Net cash provided by (used in) operating activities	$(164,858)	$(254,718)
Net cash provided by (used in) investing activities	$-	$-
Net cash provided by (used in) financing activities	$164,400	$251,505

Cash Used In Operating Activities

Net cash used in our operating activities in the first nine months of 2014 totaled $164,858, which compared to net cash used in our operating activities of $254,718 for the same nine months in the prior year.

Cash Provided By Financing Activities

In a private placement during the nine months ended September 30, 2014, the Company sold 330,000 (unaudited) shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $165,000 (unaudited).

Inflation

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended September 30, 2014. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K to the SEC for the fiscal year ended December 31, 2013.

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

Off Balance Sheet Arrangements

During the nine months ended September 30, 2014, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

(b)	Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission on September 30, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In a private placement during the nine months ended September 30, 2014, the Company sold 330,000 (unaudited) shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $165,000 (unaudited).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K filed on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends will commence dividend payments pursuant to the terms of a settlement agreement as funds are available. There is an accrued amount of Series A Convertible Preferred Stock dividends in the amount of $42,047 as of September 30, 2014 $42,047 at December 31, 2013).

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2014

ST. JOSEPH, INC.

/s/ GERALD MCILHARGEY
Gerald McIlhargey, Chief Executive Officer

