Form 10-K
period 2014-12-31
ST JOSEPH INC
filed 2015-05-11
CIK 1177135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-49936

ST. JOSEPH, INC.

(Exact name of registrant as specified in its charter)

COLORADO	CH 90-0197648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4205 Carmel Mountain Drive, McKinney, TX 75070

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes [  ] No [X]

Based on the closing sale price of $0.33 of the registrant’s common stock on the last business day of our most recent third quarter, ended September 30, 2013, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold was $3,155,713.

As of April 15, 2015, there were 13,085,341 shares of the registrant’s common stock issued and outstanding.

ST. JOSEPH, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2014

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

Proposed Reverse Acquisition of Zone USA, Inc.

On February 26, 2015, St. Joseph entered into a nonbinding Letter of Intent with Zone USA, Inc. The Letter of Intent provides for St. Joseph to acquire 100% of Zone USA, Inc., which has a 50% ownership position in ANZ Communications, LLC.

The Letter of Intent contemplates the transaction being structured as a reverse acquisition with St. Joseph purchasing Zone USA’s 50% ownership position in ANZ Communications in return for the issuance of (i) such number of shares of common stock that will be equal to not more than 80% of the total issued and outstanding shares of St. Joseph on a fully diluted and converted basis, or (ii) preferred stock convertible into such number of common stock. In addition, the Letter of Intent contemplates that the execution of a definitive agreement for the RTO is conditional on the involved parties being satisfied with their initial due diligence reviews, and the raising by St. Joseph of not less than $10 million in net proceeds. It is also contemplated that the definitive agreement will contain customary representations, warranties, covenants, undertakings and indemnities, including by the Company’s principal shareholders, together with non-competition agreements required by the Zone USA Investor (or its affiliates) relating to the existing Company’s business and restraints on the disposal by the Company’s principal shareholders’ shares in the Company post-closing for an agreed period.

The proposed transaction may be subject to the approval of our shareholders and the approval of Zone USA’s owners. The approvals necessary will depend on the transaction structure contained in any definitive agreement that may be entered into. We cannot provide any assurance that the required approvals will be granted, and in the event they are not, we will not be able to proceed with the transaction. Any consummation of the proposed transaction will need to be performed in compliance with applicable securities laws and regulations, and may require the filing of comprehensive disclosure documents which may add to the expense and time needed for the completion of the transaction. Depending on the final transaction structure we may need to register as an Investment Company under the Investment Company Act of 1940 or obtain an exemption from such registration. In such event, we may have to abandon the transaction of we not able to register as an Investment Company or not able to obtain an exemption. Our management cautions investors against making investment decisions based on any expectation that the proposed transaction will be consummated, or that the proposed transaction will result in any increase in share value, because, in its view, such expectations are speculative.

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

Staf*Tek was founded on the premise that there is an increasing demand for high quality outsourced professional services. Staf*Tek’s business premise combines client service orientation and commitment to quality. Staf*Tek is positioned to take advantage of what we believe are two converging trends in the outsourced professional services industry—increasing demand for outsourced professional services by corporate clients and increasing the supply of professionals interested in working on an outsourced basis. Staf*Tek believes that its business premise allows it to offer challenging yet flexible career opportunities, attract highly qualified, experienced professionals and, in turn, attract clients with varying professional needs.

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

Management of the Staf*Tek’s temporary and permanent staffing operations is coordinated from McKinney, Texas. Our headquarters provides support and centralized services related to administrative, marketing, public relations, accounting and training.

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

Major Clients

Staf*Tek is currently dependent on one client for all of our revenues and this client was a significant percentage of our revenues during our year ended December 31, 2014. Approximately 92.6% of our revenues were derived from this client and all of our revenues were derived from a total of two clients, during the year ended December 31, 2014.

Employees

As of December 31, 2014, we had one full time employee and one part-time employee.

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

Our independent certified public accountant’s report on our financial statements for the fiscal years ended December 31, 2013 and 2014 contains an explanatory paragraph indicating that we have incurred recurring losses, and as of December 31, 2014, had negative working capital and a net capital deficiency. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our revenues have declined precipitously over the last several years creating doubt as to our ability to continue our operations or achieve profitability.

During our 2014 fiscal year, we had revenues of $6,656, down from $215,589 in our 2013 fiscal year. We have been relying primarily on funds raised from the sale of our shares in private placements. However, our declining business operations may increase the difficulty of raising additional funds. If we are unable to reverse these trends, we may go out of business, and our stockholders may lose their entire investment.

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

We will need to obtain substantial additional financing to, among other things, secure net proceeds of $10,000,000 in connection with the Planned Reverse Acquisition Transaction of Zone USA, Inc. Any additional equity financing, if available, may be dilutive to stockholders and any such additional equity securities may have rights, preferences or privileges that are senior to those of the holders of shares of our Common Stock. Debt financing, if available, will require payment of interest and may involve our granting security interests on our assets and restrictive covenants that could impose limitations on our operating flexibility.

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

92.6% of our revenues come from one client.

During our year ended December 31, 2014, approximately 92.6% of our revenues were derived from our largest client. The loss of this client or the decline in business from this client would have a material adverse effect on our revenues and profits. Accordingly, any events that create an adverse effect on this client’s operations or financial performance will also create a material adverse effect on our revenues and profits.

Risk Relating to the Planned Reverse Acquisition Transaction with Zone USA, Inc.

The Planned Reverse Acquisition Transaction by which we acquire Zone USA, Inc. may never take place, or may take place on terms different from those contemplated by the Letter of Intent.

Investors are cautioned that the Company can provide no assurance that the transaction will be consummated, or if consummated that it will have the terms described in the Letter of Intent. The Company is not a party to any binding agreement for the Planned Reverse Acquisition Transaction, nor can it provide any assurance that it will enter into one. Currently, the Company and Zone USA, Inc. have only entered into a Letter of Intent that is nonbinding as to the consummation of the Planned Reverse Acquisition Transaction or its terms. Any binding obligation to proceed with the transaction would need to be included in a definitive agreement negotiated between the parties. Our management understands that a definitive agreement will be negotiated only after $10,000,000 in net proceeds being raised. Moreover, the definitive agreement for the Planned Reverse Acquisition Transaction may contain indemnification or ― claw back provisions. At or prior to the time of the Planned Reverse Acquisition Transaction, it is possible that Zone USA may have suffered from material adverse changes in its business, assets or financial condition, including for example, adverse changes resulting from political, economic or financial conditions, changes in the industry conditions, changes in law, changes in generally accepted accounting principles, changes in Zone USA’s business operations, changes resulting from the loss of key customers or declines in revenue, changes resulting from failure to comply with applicable laws and regulations, changes resulting from lawsuits or the failure to comply with contracts.

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

Because the Company plans on proceeding with the reverse acquisition of Zone USA, Inc. immediately if it is successful at securing the required $10 million in net proceeds, the Company’s management, business and corporate structure are all subject to substantial uncertainty. Pursuant to the Letter of Intent, as supplemented by prior negotiations, any consummation of the Planned Reverse Acquisition Transaction is expected to result in Zone USA owning no more than 80% of the Company’s common stock on a fully diluted basis, the business of Zone USA, Inc. would become the business of the Company, and the Zone USA Investor would appoint new officers and directors of the Company.

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

Investors are cautioned that the Company can provide no assurance that the transaction will be consummated. The Company is not party to any binding agreement for the Planned Reverse Acquisition Transaction, nor can it provide any assurance that it will enter into one. Currently, the Company and Zone USA have only entered into a Letter of Intent that is nonbinding as to the consummation of the proposed acquisition or its terms. Any binding obligation to proceed with the transaction would need to be included in a definitive agreement negotiated between the parties. Our management understands that a definitive agreement will be negotiated only after this Offering is completed with at least $10 million in net proceeds being raised.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property

We lease approximately 655 square feet of office space from a non-affiliated third party at 4205 Carmel Mountain Drive, McKinney, TX 75070. Our monthly lease payment is $500. We currently lease this office on a month-to-month basis.

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

Quarter ended	High	Low
March 31, 2014	$0.50	$0.39
June 30, 2014	$0.50	$0.38
September 30, 2014	$0.44	$0.31
December 31, 2014	$0.40	$0.15

Quarter ended	High	Low
March 31, 2013	$0.88	$0.80
June 30, 2013	$0.85	$0.75
September 30, 2013	$0.43	$0.43
December 31, 2013	$0.49	$0.49

The above information was obtained from Yahoo! Finance. Because these are over the counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. There is currently no public trading market for our preferred stock.

(b) Holders of Common Equity.

As of April 15, 2015, there were approximately 290 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

In a private placement during the year ended December 31, 2014, the Company sold 330,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $165,000. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

In a subsequent private placement during the year ended December 31, 2014, the Company sold 250,000 shares of common stock to accredited investors at a price of $0.25 per share for gross proceeds totaling $62,500. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

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

Proposed Reverse Acquisition of Zone USA, Inc.

On February 26, 2015, St. Joseph entered into a nonbinding Letter of Intent with Zone USA, Inc. The Letter of Intent provides for St. Joseph to acquire 100% of Zone USA, Inc., which has a 50% ownership position in ANZ Communications, LLC.

The Letter of Intent contemplates the transaction being structured as a reverse acquisition with St. Joseph purchasing Zone USA’s 50% ownership position in ANZ Communications in return for the issuance of (i) such number of shares of common stock that will be equal to not more than 80% of the total issued and outstanding shares of St. Joseph on a fully diluted and converted basis, or (ii) preferred stock convertible into such number of common stock. In addition, the Letter of Intent contemplates that the execution of a definitive agreement for the RTO is conditional on the involved parties being satisfied with their initial due diligence reviews, and the raising by St. Joseph of not less than $10 million in net proceeds. It is also contemplated that the definitive agreement will contain customary representations, warranties, covenants, undertakings and indemnities, including by the Company’s principal shareholders, together with non-competition agreements required by the Zone USA Investor (or its affiliates) relating to the existing Company’s business and restraints on the disposal by the Company’s principal shareholders’ shares in the Company post-closing for an agreed period.

The proposed transaction may be subject to the approval of our shareholders and the approval of Zone USA’s owners. The approvals necessary will depend on the transaction structure contained in any definitive agreement that may be entered into. We cannot provide any assurance that the required approvals will be granted, and in the event they are not, we will not be able to proceed with the transaction. Any consummation of the proposed transaction will need to be performed in compliance with applicable securities laws and regulations, and may require the filing of comprehensive disclosure documents which may add to the expense and time needed for the completion of the transaction. Depending on the final transaction structure we may need to register as an Investment Company under the Investment Company Act of 1940 or obtain an exemption from such registration. In such event, we may have to abandon the transaction of we not able to register as an Investment Company or not able to obtain an exemption. Our management cautions investors against making investment decisions based on any expectation that the proposed transaction will be consummated, or that the proposed transaction will result in any increase in share value, because, in its view, such expectations are speculative.

The Letter of Intent contemplates that if the parties proceed with the transaction, on its consummation, St Joseph’s board of directors and executive officers will be replaced by nominees to be named by the existing equity holders of Zone USA.

Results of Operations for the Twelve Months Ended December 31, 2014 and 2013

					Change	Change
	December 31, 2014		December 31, 2013		$	%

Net Revenues	$6,656	100.0%	$215,589	100.0%	$(208,933)	-96.91%
Cost of Revenues	4,159	62.48%	151,024	70.05%	(146,865)	-97.25%
Gross Margin (loss)	2,497	37.52%	64,565	29.95%	(62,068)	-96.13%

Operating Expenses:
Selling, General and Administrative Expenses	423,793	6367.08%	681,304	316.02%	(257,511)	-37.80%
Depreciation and Amortization	-	0.00%	-	0.00%	-	0.00%
Total Operating Expenses	423,793	6367.08%	681,304	316.02%	(257,511)	-37.80%

Income (Loss) from Operations	(421,296)	-6329.57%	(616,739)	-286.07%	195,443	-31.69%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	4,075	61.22%	-	0.00%	4,075	100.00%
Interest Expense	(39,359)	-591.33%	(66,900)	-31.03%	27,541	-41.17%
Net Other Expense	(35,284)	-530.11%	(66,900)	-31.03%	31,616	-47.26%
Loss before provision for income taxes	(456,580)	-6859.68%	(683,639)	-317.10%	227,059	-33.21%
Provision for Income Taxes	-	0.00%	-	0.00%	-	0.00%
Net Income (Loss)	(456,580)	-6859.68%	(683,639)	-317.10%	227,059	-33.21%
Benefit from tax loss carryforward	-	0.00%	-	0.00%	-	0.00%
Net Income (Loss)	$(456,580)	-6859.68%	$(683,639)	-317.10%	$227,059	-33.21%

Net Revenues

Net revenues for the twelve months ended December 31, 2014 decreased to $6,656 from $215,589 for the twelve months ended December 31, 2013. The decrease in net revenues of $208,933 or approximately 97%, below the 2013 period is attributable to the company focusing on completing mergers and/or acquisitions opportunities.

Cost of Revenues

Cost of revenues for the twelve months ended December 31, 2014 decreased to $4,159 from $151,024 for the twelve months ended December 31, 2013. The overall decrease in cost of revenues of $146,865, or approximately 97%, below the 2013 period is attributable to the company focusing on completing mergers and/or acquisitions opportunities.

Gross Margin

The overall gross margin for the twelve months ended December 31, 2014 decreased to $2,497 from $64,565 for the twelve months ended December 31, 2013. The overall decrease in gross margin of $62,068 or approximately 96% below the 2013 period is attributable to the company focusing on completing mergers and/or acquisitions opportunities.

Operating Expenses

Total operating expenses for the twelve months ended December 31, 2014 decreased to $423,793 from $681,304 for the twelve months ended December 31, 2013. Reasons for the overall increase in operating expenses of $257,511 or approximately 38%, below the 2013 period is attributable to the company focusing on completing mergers and/or acquisitions opportunities.

General and Administrative Expenses

General and administrative expenses for the twelve months ended December 31, 2014 decreased to $423,793 from $681,304 for the twelve months ended December 31, 2013. Reasons for the overall increase in operating expenses of $257,511 or approximately 38%, below the 2013 period is attributable to the company focusing on completing mergers and/or acquisitions opportunities.

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

On April 23, 2014, the Company’s Board of Directors extended the deadline for the exercise of the 502,500 options by six months from June 30, 2014 to December 31, 2014. Accordingly, the Company revalued the stock options, which resulted in a charge to share-based compensation totaling $50,986 during the year ended December 31, 2014.

On September 9, 2014, the Company’s Board of Directors extended the deadline for the exercise of the 502,500 options by one year from December 31, 2014 to December 31, 2015. In addition, the Board reduced the exercise price of the options from $1.05 to $0.50. Accordingly, the Company revalued the stock options, which resulted in a charge to share-based compensation totaling $118,350 during the year ended December 31, 2014.

Total Operating Income and Losses

Total operating losses for the twelve months ended December 31, 2014 decreased to $421,296 from operating losses of $616,739 for the twelve months ended December 31, 2013. The overall decrease in operating losses of $195,443 or approximately 32% below the 2013 period is attributable to the termination of the Company’s revenue-producing operations.

Net Other Expenses

Net other expenses for the twelve months ended December 31, 2014 decreased to $35,284 from $66,900 for the twelve months ended December 31, 2013. The overall decrease in our other expenses of $31,616, or approximately 47% below the 2013 period is primarily due to a decrease in interest expense due to the conversions of debt instruments to common stock during the year ended December 31, 2014.

Interest Expense

Interest expense for the twelve months ended December 31, 2014 decreased to $39,359 from $66,900 for the twelve months ended December 31, 2013. The overall decrease in our other expenses of $27,541, or approximately 41% below the 2013 period is primarily due to the conversions of debt instruments to common stock during the year ended December 31, 2014.

Net Loss

Net loss for the twelve months ended December 31, 2014 increased to $456,580 from $683,639 for the twelve months ended December 31, 2013. This increase in net loss of $227,059 or approximately 33% below the 2013 period is attributable to the termination of the Company’s revenue-producing operations.

Liquidity and Capital Resources

	December 31, 2014	December 31, 2013
Net cash used in operating activities	$(207,706)	$(372,593)
Net cash provided by investing activities	$-	$-
Net cash provided by financing activities	$219,900	$366,505

General

For the twelve months ended December 31, 2014, we had positive cash flows resulting from $207,706 of cash used in our operating activities and $219,900 of cash provided by our financing activities. During the twelve months ended December 31, 2014, our funds from operations were not sufficient to cover our daily operations as further explained below.

Cash Flows from Operating Activities

Net cash used in our operating activities of $207,706 for the twelve months ended December 31, 2014 was primarily attributable to the net loss and offset by stock-based compensation expenses and increases in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

Net cash used in our investing activities of $0 for the twelve months ended December 31, 2014.

Cash Flows from Financing Activities

Net cash provided by our financing activities of $219,900 for the twelve months ended December 31, 2014 primarily from proceeds of common stock sales and related party loans.

Internal Sources of Liquidity

For the year ended December 31, 2014, the funds generated from our operations were insufficient to fund our daily operations. For the year ended December 31, 2014, we had a gross margin of $2,497, and we were thus unable to meet our operating expenses of $423,793 for the same period. After accounting for our net other expenses (interest expense) of $35,284 for this period, we suffered a net loss of $456,580 for the period. We can provide no assurance that funds from our operations will increase sufficiently to meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our expenses, we will need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

Because the funds generated from our operations have been not been sufficient to fully fund our operations, we have been on dependent on debt and equity financing to make up the shortfall. We actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on their individual merits. There can be no assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing stockholders. As a result, our independent registered public accounting firm has issued a “going concern” modification to its report on our audited financial statements for the years ended December 31, 2014 and 2013.

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

On April 9, 2015, the Company entered into a Settlement Agreement for repayment of its bank loan (see Note 3). Under terms of the Settlement Agreement, the Company must repay the bank $30,000 as follows: $7,500 on or before April 20, 2015, $7,500 on or before May 20, 2015, and a final payment of $15,000 on or before June 20, 2015. Any gain resulting from this settlement will not be recorded until the terms of the agreement have been satisfied.

In a private placement during the year ended December 31, 2014, the Company sold 330,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $165,000.

In a subsequent private placement during the year ended December 31, 2014, the Company sold 250,000 shares of common stock to accredited investors at a price of $0.25 per share for gross proceeds totaling $62,500.

Preferred A Stock Dividends

Our Series A Shares have a stated value of $3.00 per share. Each holder of Series A Shares is entitled to receive a dividend equal 6.75% of the stated value of the Series A Shares payable on each anniversary of the date of issuance of such shares. The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends total $42,047 and $42,047 as of December 31, 2014 and 2013, respectively. The Company will commence dividend payments pursuant to the terms of a settlement agreement as funds are available. The preferred A stock may be converted to the Company’s common stock at the rate of one share of e preferred A stock for one share of common stock at any time by the shareholder. The convertible preferred A stock can be called for redemption by the Company no sooner than two (2) years after the date of issuance, and only if the Company’s common stock is trading on a recognized United States stock exchange for a period of no less than thirty consecutive trading days at a market value of $5.00 or more per share. However, as of this date, the stock has not traded at that amount. In September 2009, the three largest holders of the Series A shares converted 380,500 shares of Series A shares to common stock on a one-to-one basis. Following this conversion, only 5,708 shares of Series A stock remain outstanding.

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

Off Balance Sheet Arrangements

During the year ended December 31, 2014, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements

Our financial statements are contained in pages F-1 through F-13 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2014 and had concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting during the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of December 31, 2014, based on these criteria.

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

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers:

Name	Age	Position	Officer and/or Director Since

Gerald McIlhargey	67	President, Chief Executive Officer and Director	March 2004

Kenneth Johnson	55	Secretary, Treasurer and Director	April 2000

Bruce Schreiner	60	Director	October 2003

Donal Ford	59	Director	August 2006

Maureen O’Brien	66	Director	August 2006

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

Committees of the Board of Directors; Meetings

During the year ended December 31, 2014, the Board met six times, and no director attended fewer than 17% of the aggregate number of meetings of the Board and committees on which such director served.

The Board has two standing committees, the Audit Committee and the Compensation Committee. The Board does not have a separate Nominating Committee and performs all of the functions of that committee.

Audit Committee

The Audit Committee has as its primary responsibilities the appointment of the independent auditor for the Company, the pre-approval of all audit and non-audit services, and assistance to the Board in monitoring the integrity of our financial statements, the independent auditor’s qualifications, independence and performance and our compliance with legal requirements. The Audit Committee has adopted a written charter, which was mailed to its shareholders in 2006. During the year ended December 31, 2014, the Audit Committee met three time(s). Bruce Schreiner, Donal Ford, and Maureen O’Brien are the current members of the Audit Committee.

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

AUDIT COMMITTEE REPORT

The following is the Audit Committee’s report submitted to the Board of Directors for the fiscal year ended December 31, 2014. The Audit Committee has:

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

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE

Bruce Schreiner

The Audit Committee report shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under these acts.

Compensation Committee

The Compensation Committee recommends to the Board annual salaries for senior management and reviews all company benefit plans. During the year ended December 31, 2014, the Compensation Committee met three times and reviewed the compensation of all St. Joseph employees. The current members of the Compensation Committee are Bruce Schreiner, Kenneth Johnson and Donal Ford.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2014, were timely.

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

Summary Compensation Table

Name and Position(s)	Year	Salary($)	Bonus	Stock Awards	Option Awards[1]	Total Compensation
Gerald McIlhargey	2014
President, CEO and Director	2013

Kenneth L. Johnson	2014
Secretary, Treasurer and Director	2013

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

Outstanding Equity Awards at Fiscal Yearend

There were no equity awards during the year ended December 31, 2014.

Compensation of Directors

The directors receive no annual compensation other than the options they received for serving on the board of directors of St. Joseph; however, they are reimbursed for out-of-pocket expenses incurred in connection with the Company’s business. On August 24, 2006, each of the directors listed below received fully vested options to purchase up to 50,000 shares of our common stock for agreeing to serve as our Directors. On September 9, 2014, the Company’s Board of Directors extended the deadline for the exercise of the 502,500 options by one year from December 31, 2014 to December 31, 2015. In addition, the Board reduced the exercise price of the options from $1.05 to $0.50.

As shown by the following table, none of our directors who are not executive officers received any compensation during our fiscal year ended December 31, 2014:

The following schedule summarizes the changes in the Company’s equity awards for the year ended December 31, 2014.

	Awards Outstanding and Exercisable	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2014	502,500	$1.05	$1.05	1.00 yrs	$-
Granted
Exercised
Cancelled/Expired
Outstanding and exercisable at December 31, 2014	502,500	$0.50	$0.50	1.00 yrs	$25,125

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 31, 2015 based on information obtained from the persons named below, with respect to the beneficial ownership of our common and preferred stock by (i) each person (including groups) known to us to be the beneficial owner of more than five percent (5%) of our common stock, and (ii) each Director and Officer, and (iii) all Directors and Officers of the Company, as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

Name of Beneficial Owner (1)	Number of Shares of Common Stock (2)		Percent Outstanding	Number of Shares of Series A Preferred Stock (2)	Percent Outstanding
Gerald McIlhargey, President, Chief Executive Officer and Director	889,923	(3)	6.37%	0	0.00%

Kenneth L. Johnson, Secretary, Treasurer and Director	150,000	(4)	1.13%	0	0.00%

Bruce Schreiner, Director	100,000	(3)	0.76%	0	0.00%

Maureen O’Brien, Director	75,000	(6)	0.57%	0	0.00%

Donal Ford, Director	75,000	(5)	0.57%	0	0.00%

All Executive Officers and Directors as a Group (Five Individuals)	1,289,923		9.40%	0	0.00%

Hong Kong Base, Ltd.	1,450,000	(7)	11.82%	0	0.00%

Desert Projects, Inc.	700,192	(8)	5.71%	0	0.00%

Camille Quinn	8,994	(9)	0.03%	5,708	100.00%

(1)	The address for Messrs. McIlhargey, Johnson, Schreiner, Ford, and Ms. O’Brien is: c/o St. Joseph, Inc., 4205 Carmel Mountain Drive, McKinney, TX 75070. The address for Hong Kong Base, Ltd. is Unit C, 26th Floor, CNT Tower, 338 Hennessey Road, Wanchai, Hong Kong, China. The address for Ms. Quinn is 5800 E. Skelly Drive, Suite 1230, Tulsa, Oklahoma 7413. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Based upon 13,085,341 shares of common stock and 5,702 shares of Series A Preferred Stock issued and outstanding on March 31, 2015. Percentages are rounded to the nearest one hundredth of a percent. As required by Item 403 of Regulation S-B, calculated on the basis of the amount of outstanding securities plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. The percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)	Includes fully vested options to purchase 100,000 shares of our common stock at an exercise price of $0.50 per share.

(4)	Includes fully vested options to purchase 25,000 shares of our common stock at an exercise price of $0.50 per share.

(5)	Includes fully vested options to purchase 50,000 shares of our common stock at an exercise price of $0.50 per share.

(6)	Includes fully vested options to purchase 42,500 shares of our common stock at an exercise price of $0.50 per share.

(7)	Hong Kong Base Ltd is a corporation organized under the laws of Hong Kong and is beneficially owned by Yvonne Chun Siu Fun.

(8)	Desert Projects, Inc. is a corporation organized under the laws of the State of Nevada and is beneficially owned by James Ralph Houston.

(9)	Includes 5,708 shares of common stock, which would be issuable on conversion of the 5,702 shares of Series A Preferred Stock held by Ms. Quinn.

Equity Compensation Plans

The following table sets forth information as of December 31, 2014 with respect to compensation plans under which we are authorized to issue shares of our common stock, aggregated as follows:

●	All compensation plans previously approved by security holders; and

●	All compensation plans not previously approved by security holders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)		(b)	(c)
Equity compensation plans approved by security holders	502,500	(1)	$0.50	590,000

Equity compensation plans not approved by security holders	0		$0.00	0

Total	502,500		$0.50	590,000

(1)	On August 24, 2006, we adopted our 2006 Stock Option Plan, which reserved 1,125,000 shares of our common stock for issuance pursuant to the plan. On August 24, 2006, our Board of Directors granted stock options to our officers, directors and employees pursuant to the plan to purchase 410,000 share of our common stock at an exercise price of $1.05 per share and a term that ends on August 24, 2012. On December 1, 2010, and November 13, 2013 there were 75,000 and 50,000 options granted respectively which expired on June 30, 2014. On September 9, 2014, the Company’s Board of Directors extended the deadline for the exercise of the 502,500 options by one year from December 31, 2014 to December 31, 2015. In addition, the Board reduced the exercise price of the options from $1.05 to $0.50. Accordingly, the Company revalued the stock options, which resulted in a charge to share-based compensation totaling $118,350 during the year ended December 31, 2014. All stock options were fully vested as of December 31, 2014 and 2013. Aggregate intrinsic value is calculated by determining the amount by which the market price of the stock exceeds the exercise price of the options on December 31, 2014, and then multiplying that amount by the number of options. The per share market value of the stock exceeds the exercise price on December 31, 2014 by $0.05, resulting in an aggregate intrinsic value of $25,125.

Description of Securities

St. Joseph, Inc. has 100,000,000 Common Stock authorized for issuance and 25,000,000 Preferred Stock authorized for issuance. As of March 31, 2014, there are 13,085,341 shares of Common Stock issued and outstanding. There are 5,708 shares of Series A Preferred Stock that are issued and outstanding; and zero shares of Series B Preferred Stock have been issued.

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

Dividend Rights. Our Series A Shares have a stated value of $3.00 per share. Each holder of Series A Shares is entitled to receive a dividend equal 6.75% of the stated value of the Series A Shares payable on each anniversary of the date of issuance of such shares. The accrued balance due on Series A Convertible Preferred Stock dividends total $42,047 and $42,047 as of December 31, 2014 and 2013, respectively. The Series A dividend payments schedule was determined from a settlement agreement, as disclosed in a Form 8-K that was released on May 9, 2010.

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

Additionally, there are outstanding options for the purchase of 502,500 shares of Common Stock that are all fully vested. On August 24, 2006, St. Joseph adopted its 2006 Stock Option Plan, which reserved 1,125,000 shares of the Company’s common stock for issuance pursuant to the plan. On August 24, 2006, the Company’s Board of Directors granted stock options to our officers, directors and employees pursuant to the plan to purchase 410,000 share of our common stock at an exercise price of $0.50 per share, which were all deemed effective on August 24, 2006. 25,000 of these stock options were exercised. On December 1, 2010, a further 75,000 options were granted which expired on June 30, 2014.

Item 13. Certain Relationships and Related Transactions; DIRECTOR INDEPENDENCE

Other than disclosed below, none of the directors or executive officers of the Company nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of the Company, nor any promoter of the Company, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of the Company’s 2014 fiscal year or in any presently proposed transaction which, in either case, has or will exceed one percent of the average of the Company’s total assets at year end for the last two completed fiscal years. The Company has not entered into transactions with any member of the immediate families of the foregoing persons, nor is any such transaction proposed.

Gerald McIlhargey

COLEMC Investments, LTD., a Canadian company owned by Gerry McIlhargey, President and Director of the Company, advanced the Company a total of $45,000 for working capital in exchange for three promissory notes. The notes matured on December 31, 2011 and December 2010 and did not bear any interest. The notes have been extended until December 31, 2015.

During the years ended December 31, 2013 and 2012, our officer advanced the Company $10,300 and $7,500, respectively, for working capital in exchange for two promissory notes. The notes matured on December 31, 2013 and 2012, and did not bear any interest. The notes have been extended until December 31, 2015.

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

Item 14. Principal Accountant Fees and Services

Our financial statements for the fiscal years ended December 31, 2013 and December 31, 2012, along with the related statements of operations, stockholders’ equity and cash flows have been audited by BF Borgers PC a CPA firm of Denver, Colorado, independent registered public accounting firms, to the extent and for the period set forth in their report, and are set forth in reliance upon such report given upon the authority of them as experts in auditing and accounting.

Audit Fees

Our independent auditor, BF Borgers CPA PC, billed an aggregate of $22,500 and $22,500 for the years ended December 31, 2014 and 2013 audits. Our independent auditor also billed an aggregate of $12,500 and $12,500 in connection with the reviews of the Company’s unaudited quarterly financial statements for the years ended December 31, 2014 and 2013.

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

ST. JOSEPH, INC.

Dated: May 8, 2015	By:	/s/ Gerald McIlhargey
Gerald McIlhargey
President and Chief Executive Officer

Dated: May 8, 2015	By:	/s/ Kenneth L. Johnson
Kenneth L. Johnson
Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Gerald McIlhargey	May 8, 2015
Gerald McIlhargey
President, Chief Executive Officer and Director

/s/ Kenneth L. Johnson	May 8, 2015
Kenneth L. Johnson
Secretary, Treasurer and Director

/s/ Bruce Schreiner	May 8, 2015
Bruce Schreiner
Director

/s/ Donal Ford	May 8, 2015
Donal Ford
Director

/s/ Maureen O’Brien	May 8, 2015
Maureen O’Brien
Director

ST. JOSEPH, INC.

ST. JOSEPH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS

CURRENT ASSETS:
Cash	$12,721	$527
Accounts receivable, net of allowance for doubtful accounts of $2,208 and $2,208, respectively	-	1,092
Total current assets	12,721	1,619

Property and equipment, net of accumulated depreciation of $1,000 and $1,000, respectively	-	-
Prepaid expense	60,000	60,000
Deposits	-	1,230

Total Assets	$72,721	$62,849

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$458,634	$404,700
Accrued liabilities	187,635	167,121
Accrued preferred dividend	42,047	42,047
Bank loan and notes payable:
Bank loan	115,402	118,202
Advance from officer	29,700	29,700
Loan from officer	45,000	49,800
Notes payable from officer	-	140,000
Total current liabilities	878,418	951,570

STOCKHOLDERS’ DEFICIT:
Preferred stock, Series A; $0.001 par value, $3.00 face value; 25,000,000 shares authorized; 5,708 and 5,708 shares issued and outstanding, respectively	6	6
Common stock, $0.001 par value; 100,000,000 shares authorized, 13,085,341 and 12,219,802 issued and outstanding, respectively	13,085	12,220
Additional paid-in capital	3,952,979	3,414,239
Retained deficit	(4,771,767)	(4,315,186)
Total stockholders’ deficit	(805,697)	(888,721)

Total Liabilities and Stockholders’ Deficit	$72,721	$62,849

The accompanying footnotes are an integral part of these financial statements

ST. JOSEPH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2014	2013
REVENUES:
Contract	$6,656	$215,589
COST OF REVENUES	4,159	151,024

Gross Margin	2,497	64,565

COSTS AND EXPENSES:
General and Administrative Expenses	423,793	681,304
Depreciation and Amortization	-	-
Total Costs and Expenses	423,793	681,304

Operating Income (Loss)	(421,296)	(616,739)
OTHER INCOME AND (EXPENSE):
Other Income (Expense)	4,075	-
Interest Expense	(39,359)	(66,900)
Net Other Expense	(35,284)	(66,900)
Loss before provision for income taxes	(456,580)	(683,639)

Provision for income taxes	-	-
Net Loss	$(456,580)	$(683,639)

Loss applicable to common stockholders	$(456,580)	$(683,639)

Basic and diluted loss per common share	$(0.04)	$(0.06)

Weighted average common shares outstanding	12,323,378	12,006,766

The accompanying footnotes are an integral part of these financial statements

ST. JOSEPH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred				Additional
	Stock-Series A		Common Stock		Paid-in	Retained	Subscription
	Shares	Par value	Shares	Par value	Capital	Deficit	Receivable	Total
Balance December 31, 2012	5,708	$6	11,809,802	$11,810	$2,998,933	$(3,631,548)	$(25,000)	$(645,799)

Collection of stock subscription receivable	-	-	-	-	-	-	25,000	25,000
Sale of common stock @ $0.50 per share	-	-	410,000	410	204,590	-	-	205,000
Issuance of stock options @ $1.05 per share	-	-	-	-	16,719	-	-	16,719
Modification of stock options	-	-	-	-	193,997	-	-	193,997
Net loss for the year ended December 31, 2013	-	-	-	-	-	(683,639)	-	(683,639)

Balance December 31, 2013	5,708	$6	12,219,802	$12,220	$3,414,239	$(4,315,187)	$-	$(888,722)

Sale of common stock @ $0.50 per share	-	-	330,000	330	164,670	-	-	165,000
Issuance of common stock in exchange for debt @ $0.50 per share	-	-	285,539	285	142,484	-	-	142,769
Modification of stock options	-	-	-	-	169,336	-	-	169,336
Sale of common stock @ $0.25 per share	-	-	250,000	250	62,250	-	-	62,500
Net loss for the year ended December 31, 2014	-	-	-	-	-	(456,580)	-	(456,580)

Balance December 31, 2014	5,708	$6	13,085,341	$13,085	$3,952,979	$(4,771,767)	$-	$(805,697)

The accompanying footnotes are an integral part of these financial statements

ST. JOSEPH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended
	December 31,
	2014	2013
OPERATING ACTIVITIES

Net loss	$(456,580)	$(683,639)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	169,336	210,716
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	-	28,608
(Increase)/decrease in other assets	1,230	(60,000)
Increase/(decrease) in accounts payable	53,934	94,409
Increase/(decrease) in accrued liabilities	24,650	37,313
Net cash provided by (used in) operating activities	(207,706)	(372,593)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Repayment on bank loan	(2,800)	(13,795)
(Increase)/decrease in stock subscription receivable	-	25,000
Proceeds from officer advance	-	5,500
Repayment of officer loan and notes payable	(7,000)	144,800
Proceeds from officer loan and notes payable	2,200	144,800
Proceeds from sale of common stock	227,500	205,000
Net cash provided by (used in) financing activities	219,900	366,505

INCREASE (DECREASE) IN CASH	12,194	(6,088)

CASH AT BEGINNING OF PERIOD	527	6,615

CASH AT END OF PERIOD	$12,721	$527

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$22,158	$66,900

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Debt principal and interest converted to common stock	$142,769	$-

The accompanying footnotes are an integral part of these financial statements

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

Proposed Reverse Acquisition of Zone USA, Inc.

On February 26, 2015, St. Joseph entered into a nonbinding Letter of Intent with Zone USA, Inc. The Letter of Intent provides for St. Joseph to acquire 100% of Zone USA, Inc., which has a 50% ownership position in ANZ Communications, LLC.

The Letter of Intent contemplates the transaction being structured as a reverse acquisition with St. Joseph purchasing Zone USA’s 50% ownership position in ANZ Communications in return for the issuance to Karavos Holdings Limited of (i) such number of shares of common stock that will be equal to not less than 80% of the total issued and outstanding shares of St. Joseph on a fully diluted and converted basis, or (ii) preferred stock convertible into such number of common stock. In addition, the Letter of Intent contemplates that the execution of a definitive agreement for the RTO is conditional on the involved parties being satisfied with their initial due diligence reviews, and the raising by St. Joseph of not less than $10 million in net proceeds. It is also contemplated that the definitive agreement will contain customary representations, warranties, covenants, undertakings and indemnities, including by the Company’s principal shareholders, together with noncompetition agreements required by the Zone USA Investor (or its affiliates) relating to the existing Company’s business and restraints on the disposal by the Company’s principal shareholders’ shares in the Company post-closing for an agreed period.

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2013 and 2012 include the activities of St. Joseph, Inc. and its wholly-owned subsidiary, Staf*Tek Services, Inc. (“Staf*Tek”). All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net stockholders’ deficiency at December 31, 2014 and 2013. In our financial statements for the fiscal years ended December 31, 2014 and 2013, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

Cash Equivalents and Fair Value of Financial Instruments

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2014 and 2013.

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

Impairment and Disposal of Long-lived Assets

The Company evaluates the carrying value of its long-lived assets when indicators of impairment are present. Impairment is assessed when the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairments recognized for the years ended December 31, 2014 and 2013.

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

Advertising Costs

The Company expenses all advertising as incurred. The Company incurred advertising costs totaling $720 and $905 for the years ended December 31, 2014 and 2013, respectively.

Loss Per Common Share

The Company reports earnings (loss) per share using a dual presentation of basic and diluted earnings per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. Preferred stock and common stock options outstanding at December 31, 2014 were not included in the diluted loss per share as all 5,708 preferred shares and all 502,500 options were anti-dilutive as the Company incurred losses during the year. Preferred stock and common stock options outstanding at December 31, 2013 were not included in the diluted loss per share as all 5,708 preferred shares and all 502,500 options were anti-dilutive as the Company incurred losses during the year. Therefore, basic and diluted losses per share at December 31, 2014 and 2013 were equal.

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

NOTE 2 – Related Party Transactions

During the year ended December 31, 2014, Gerry McIlhargey, President and Director of the Company, advanced the Company $2,200 for working capital in exchange for a promissory note. The note does not bear any interest and matures on December 31, 2015.

On September 6, 2013, COLEMC Investments, LTD. (COLEMC), a Canadian company owned by Gerry McIlhargey, President and Director of the Company, advanced the Company $4,800 for working capital in exchange for a promissory note. The Company converted the note to common stock during the year ended December 31, 2014. The note did not bear interest.

In prior years, COLEMC advanced the Company a total of $45,000 for working capital in exchange for three promissory notes. The notes do not bear interest and matured on December 31, 2014.

During the years ended December 31, 2013, 2012 and 2011, an officer advanced the Company $5,500, $7,500 and $16,700, respectively, for working capital in exchange for three promissory notes. The total balance of the notes is $29,700 and do not bear any interest. The notes matured on December 31, 2014.

NOTE 3 – Notes Payable

Bank Loan

The Company originally had a $200,000 line of credit with the bank. In August 2010, the Company converted its line of credit with the bank to a bank loan, which is collateralized by all of assets of the Company’s subsidiary company, Staf*Tek, including all receivables and property and equipment. The bank loan agreement included the following provisions: 1) an agreement to provide insurance coverage for the collateralized assets in the amount of $180,000; and 2) covenants to provide certain financial documents to the bank on a monthly and annual basis. On September 9, 2013, the Company received a default letter from the bank. Since that time, the bank has requested the Company bring the loan current by making monthly payments of $2,698 plus late fees of $50 per month for the twelve months which the Company is delinquent, for the total amount as of December 31, 2014 of $41,220, which includes principal, interest and fees. The loan is in default at December 31, 2014 and the principal loan balance continues to bear 6.5% interest. In the event the Company is unable to bring the bank loan current, the bank may foreclose which would likely force the Company out of business.

As of December 31, 2014 and 2013, the Company owed the bank $115,402 and $118,202, respectively.

Interest expense on the Company’s bank borrowing was $6,702 and $6,113, during the years ended December 31, 2014 and 2013, respectively.

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

The Company recognized a $14,277 loss in connection with the above loan conversions based on the difference between the conversion rate of $0.50 and the market value of the Company’s stock on January 31, 2014 of $0.55.

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

During the years ended December 31, 2014 and 2013, the Company did not issue any Series A Convertible Preferred Stock. Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, which is paid quarterly on a calendar basis for a period of five years.

The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends total $42,047 and $42,047 as of December 31, 2014 and 2013, respectively. The Company will commence dividend payments pursuant to the terms of a settlement agreement as funds are available.

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

In a private placement during the year ended December 31, 2014, the Company sold 330,000 shares of common stock to accredited investors at a price of $0.50 per share for gross proceeds totaling $165,000.

In a private placement during the year ended December 31, 2014, the Company sold 250,000 shares of common stock to accredited investors at a price of $0.25 per share for gross proceeds totaling $62,500.

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

Equity Awards Granted to Employees

The following schedule summarizes the changes in the Company’s equity awards for the year ended December 31, 2014.

	Awards Outstanding and Exercisable	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2014	502,500	$1.05	$1.05	1.00 yrs	$-
Granted
Exercised
Cancelled/Expired
Outstanding and exercisable at December 31, 2014	502,500	$0.50	$0.50	1.00 yrs	$25,125

Deadlines for the exercise of all options have been extended to December 31, 2015.

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

On April 23, 2014, the Company’s Board of Directors extended the deadline for the exercise of the 502,500 options by six months from June 30, 2014 to December 31, 2014. Accordingly, the Company revalued the stock options, which resulted in a charge to share-based compensation totaling $50,986 during the year ended December 31, 2014.

On September 9, 2014, the Company’s Board of Directors extended the deadline for the exercise of the 502,500 options by one year from December 31, 2014 to December 31, 2015. In addition, the Board reduced the exercise price of the options from $1.05 to $0.50. Accordingly, the Company revalued the stock options, which resulted in a charge to share-based compensation totaling $118,350 during the year ended December 31, 2014.

All stock options were fully vested as of December 31, 2014 and 2013. Aggregate intrinsic value is calculated by determining the amount by which the market price of the stock exceeds the exercise price of the options on December 31, 2014, and then multiplying that amount by the number of options. The per share market value of the stock exceeds the exercise price on December 31, 2014 by $0.05, resulting in an aggregate intrinsic value of $25,125.

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

NOTE 6 – Concentration of Credit Risk

The Company previously conducted a significant portion of its operations with one customer. During the years ended December 31, 2014 and 2013, approximately 92.6% and 85%, respectively, of the Company’s service revenues were conducted with this one customer.

NOTE 7 – Letter of Intent

On August 8, 2012, St. Joseph, Inc. filed an 8-K current report in connection with the signing of a nonbinding Letter of Intent with Zone USA, Inc., for the arrangement of an acquisition of 100% of a holding company, which owns 50% interest in a domestic telecommunications operating company. The 8-K current report can be viewed at the SEC’s website found at www.sec.gov.

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

NOTE 9 – Commitment

The Company leased office space in Tulsa, Oklahoma under an operating lease, which expired in April 2012. We leased the office space on a month-to-month basis through May 2014. As of December 31, 2014, the Company owed $5,000 as part of a settlement and has agreed to repay the balance owed at a rate of $1,000 per month. Rent expense during the years ended December 31, 2014 and 2013 totaled $17,548 and $36,327, respectively.

The Company currently leases office space in McKinney, Texas on a month-to-month basis. Rent expense during the year ended December 31, 2014 totaled $3,000.

NOTE 10 – Subsequent Event

The Company has evaluated subsequent events through April 15, 2015. Other than those described below, there have been no subsequent events after December 31, 2014 for which disclosure is required.

On April 9, 2015, the Company entered into a Settlement Agreement for repayment of its bank loan (see Note 3). Under terms of the Settlement Agreement, the Company must repay the bank $30,000 as follows: $7,500 on or before April 20, 2015, $7,500 on or before May 20, 2015, and a final payment of $15,000 on or before June 20, 2015. Any gain resulting from this settlement will not be recorded until the terms of the agreement have been satisfied.

