Form 10-Q
period 2015-03-31
ST JOSEPH INC
filed 2015-08-11
CIK 1177135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 0-49936

ST. JOSEPH, INC.

(Exact name of registrant as specified in its charter)

Colorado	47-0844532
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

4205 Carmel Mountain Drive McKinney, TX	75070
Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (402) 902-9226

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 6, 2015, there were 13,335,341 shares issued and outstanding of the registrant’s common stock.

ST. JOSEPH, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ST. JOSEPH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)	(Derived from audited financial statements)
ASSETS

CURRENT ASSETS:
Cash	$7,394	$12,721
Total current assets	7,394	12,721

Prepaid expenses	-	60,000

Total Assets	$7,394	$72,721

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$456,392	$458,634
Accrued liabilities	181,268	187,635
Accrued preferred dividend	42,047	42,047
Bank loan and notes payable:
Bank loan	30,000	115,402
Advance from officer	29,700	29,700
Loan from officer	45,000	45,000
	-	-
Total current liabilities	784,407	878,418
COMMITTMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock, Series A; $0.001 par value, $3.00 face value; 25,000,000 shares authorized; 5,708 (unaudited) and 5,708 shares issued and outstanding, respectively	6	6
Common stock, $0.001 par value; 100,000,000 shares authorized, 13,145,341 (unaudited) and 13,085,341 issued and outstanding,respectively	13,145	13,085
Additional paid-in capital	3,982,196	3,967,256
Retained deficit	(4,772,360)	(4,786,044)
Total stockholders’ deficit	(777,013)	(805,697)

Total Liabilities and Stockholders’ Deficit	$7,394	$72,721

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2015	2014
REVENUES:
Contract	$-	$3,276
COST OF REVENUES	-	2,728

Gross Margin	-	548

COSTS AND EXPENSES:
General and Administrative Expenses	71,718	90,551
	-	-
Total Costs and Expenses	71,718	90,551

Operating Income (Loss)	(71,718)	(90,003)
OTHER INCOME AND (EXPENSE):
Other Income (Expense)	-	275
Gain on Debt Restructuring	85,402	275
Interest Expense	-	(27,429)
Net Other Income (Expense)	85,402	(27,154)
Income (Loss) before provision for income taxes	13,684	(117,157)

Provision for income taxes	-	-
Net Income (Loss)	$13,684	$(117,157)

Income (Loss) applicable to common stockholders	$13,684	$(117,157)

Basic and diluted earnings (loss) per common share	$0.001	$(0.01)

Weighted average common shares outstanding	13,114,466	12,405,760

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred				Additional
	Stock-Series A		Common Stock		Paid-in	Retained
	Shares	Par value	Shares	Par value	Capital	Deficit	Total

Balance December 31, 2014	5,708	$6	13,085,341	$13,085	$3,967,256	$(4,786,044)	$(805,697)

Sale of common stock @ $0.25 per share	-	-	60,000	60	14,940	-	15,000
Net income for the three months ended March 31, 2015	-	-	-	-	-	13,684	13,684

Balance March 31, 2015	5,708	$6	13,145,341	$13,145	$3,982,196	$(4,772,360)	$(777,013)

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES

Net income (loss)	$13,684	$(117,157)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on debt restructuring	(85,402)	-
Changes in operating assets and liabilities:
(Increase)/decrease in other assets	60,000	-
Increase/(decrease) in accounts payable	(2,242)	6,897
Increase/(decrease) in accrued liabilities	(6,367)	12,377
Net cash provided by (used in) operating activities	(20,327)	(97,883)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from sale of common stock	15,000	100,000
Net cash provided by (used in) financing activities	15,000	100,000

INCREASE (DECREASE) IN CASH	(5,327)	2,117

CASH AT BEGINNING OF PERIOD	12,721	527

CASH AT END OF PERIOD	$7,394	$2,644

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$27,429

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The condensed balance sheet at December 31, 2014 has been derived from financial statements included in the Form 10-K. The accompanying unaudited financial statements at March 31, 2015 presented herein have been prepared by St. Joseph, Inc. (the “Company”) in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The results of operations presented for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

There is no provision for dividends for the quarter to which this quarterly report relates.

Financial data presented herein are unaudited.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net capital deficiency at March 31, 2015 and December 31, 2014. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2) Related Party Transactions

In prior years, COLEMC advanced the Company a total of $45,000 for working capital in exchange for three promissory notes. The notes do not bear interest and matured on December 31, 2014 and has been extended until December 31, 2015.

During the years ended December 31, 2012 and 2011, an officer advanced the Company $7,500 and $16,700, respectively, for working capital in exchange for two promissory notes. During the year ended December 31, 2013, the officer advanced the Company an additional $5,500. The total balance of the notes is $29,700 and do not bear any interest. The notes matured on December 31, 2014.

(3) Notes Payable

Bank Loan

The Company originally had a $200,000 line of credit with the bank. In August 2010, the Company converted its line of credit with the bank to a bank loan, which is collateralized by all of assets of the Company’s subsidiary company, Staf*Tek, including all receivables and property and equipment. The bank loan agreement included the following provisions: 1) an agreement to provide insurance coverage for the collateralized assets in the amount of $180,000; and 2) covenants to provide certain financial documents to the bank on a monthly and annual basis. On September 9, 2013, the Company received a default letter from the bank. Since that time, the bank has requested the Company bring the loan current by making monthly payments of $2,698 plus late fees of $50 per month.

On April 9, 2015, the Company entered into a Settlement Agreement for repayment of the bank loan, reducing the loan obligation to $30,000 (see Note 8). As of March 31, 2015 and December 31, 2014, the Company owed the bank $30,000 (unaudited) and $115,402, respectively.

Interest expense on the Company’s bank borrowing was $-0- (unaudited) and $6,702 during the three months ended March 31, 2015 and 2014, respectively.

Other Notes Payable

The Company recognized a $14,277 loss in connection with the loan conversions based on the difference between the conversion rate of $0.50 and the market value of the Company’s stock on January 31, 2014 of $0.55.

(4) Shareholders’ Deficit

Preferred Stock

The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series, as well as the designation, relative rights, powers, preferences, restrictions and limitations of all such series. In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock and 5,708 have not been converted to common stock at March 31, 2015.

Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, which is paid quarterly on a calendar basis for a period of five years.

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends total $42,047 (unaudited) and $42,047 as of March 31, 2015 December 31, 2014, respectively. The Company will commence dividend payments pursuant to the terms of a settlement agreement as funds are available.

Common Stock

In a private placement during the three months ended March 31, 2015, the Company sold 60,000 (unaudited) shares of common stock to accredited investors at a price of $0.25 per share for gross proceeds totaling $15,000 (unaudited).

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

Equity Awards Granted to Employees

The following schedule summarizes the changes in the Company’s equity awards for the three months ended March 31, 2015.

			Weighted	Weighted
	Awards		Average	Average
	Outstanding	Exercise	Exercise	Remaining	Aggregate
	and	Price	Price	Contractual	Intrinsic
	Exercisable	Per Share	Per Share	Life	Value
Outstanding at January 1, 2015	502,500	$1.05	$1.05	1.00 yrs.	$25,125
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Expired	-	$-	$-
Outstanding and exercisable at March 31, 2015	502,500	$0.50	$0.50	0.75 yrs.	$20,100

Deadlines for the exercise of all options have been extended to December 31, 2015.

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On April 23, 2014, the Company’s Board of Directors extended the deadline for the exercise of the 502,500 options by six months from March 31, 2015 to December 31, 2014. Accordingly, the Company revalued the stock options, which resulted in a charge to share-based compensation totaling $50,986 during the year ended December 31, 2014.

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

All stock options were fully vested as of March 31, 2015 and December 31, 2014. Aggregate intrinsic value is calculated by determining the amount by which the market price of the stock exceeds the exercise price of the options on March 31, 2015, and then multiplying that amount by the number of options. The per share market value of the stock exceeds the exercise price on March 31, 2015 by $0.04, resulting in an aggregate intrinsic value of $20,100.

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

(6) Legal Proceedings

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

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(7) Commitment

The Company currently leases office space in McKinney, Texas on a month-to-month basis. Rent expense for the three months ended March 31, 2015 totaled $1,500 (unaudited).

(8) Proposed Reverse Acquisition of Zone USA, Inc.

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

The proposed transaction may be subject to the approval of our shareholders and the approval of Zone USA’s owners. The approvals necessary will depend on the transaction structure contained in any definitive agreement that may be entered into. We cannot provide any assurance that the required approvals will be granted, and in the event they are not, we will not be able to proceed with the transaction. Any consummation of the proposed transaction will need to be performed in compliance with applicable securities laws and regulations, and may require the filing of comprehensive disclosure documents which may add to the expense and time needed for the completion of the transaction. Depending on the final transaction structure we may need to register as an Investment Company under the Investment Company Act of 1940 or obtain an exemption from such registration. In such event, we may have to abandon the transaction if we not able to register as an Investment Company or not able to obtain an exemption. Our management cautions investors against making investment decisions based on any expectation that the proposed transaction will be consummated, or that the proposed transaction will result in any increase in share value, because, in its view, such expectations are speculative.

The Letter of Intent contemplates that if the parties proceed with the transaction, on its consummation, St Joseph’s board of directors and executive officers will be replaced by nominees to be named by the existing equity holders of Zone USA.

(9) Subsequent Event

The Company has evaluated subsequent events through August 7, 2015. Other than those described below, there have been no subsequent events after March 31, 2015 for which disclosure is required.

On April 9, 2015, the Company entered into a Settlement Agreement for repayment of the bank loan. Under terms of the Settlement Agreement, the Company must repay the bank $30,000 as follows: $7,500 on or before April 20, 2015, $7,500 on or before May 20, 2015, and a final payment of $15,000 on or before June 20, 2015. As of June 30, 2015, the Company had repaid all $30,000 under the Settlement Agreement. As a result, the Company recorded a $85,402 gain on the debt restructuring for the three months ended March 31, 2015.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Staf*Tek Services Inc.

In anticipation of the completion of our reverse acquisition and in an effort to reduce expenses management recently downsized the operational expense at Staf*Tek by reducing the number of recruiters specializing in placement of professional technical personnel, as well as finance and accounting personnel on a temporary and permanent basis. Staf*Tek is primarily a regional professional service firm located in the Tulsa, Oklahoma area. Over the course of the last several years the area has experienced a downturn in the demand for highly specialized and qualified personnel further identifying the need for the reduction in personnel and expense.

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

The proposed transaction may be subject to the approval of our shareholders and the approval of Zone USA’s owners. The approvals necessary will depend on the transaction structure contained in any definitive agreement that may be entered into. We cannot provide any assurance that the required approvals will be granted, and in the event they are not, we will not be able to proceed with the transaction. Any consummation of the proposed transaction will need to be performed in compliance with applicable securities laws and regulations, and may require the filing of comprehensive disclosure documents which may add to the expense and time needed for the completion of the transaction. Depending on the final transaction structure we may need to register as an Investment Company under the Investment Company Act of 1940 or obtain an exemption from such registration. In such event, we may have to abandon the transaction if we not able to register as an Investment Company or not able to obtain an exemption. Our management cautions investors against making investment decisions based on any expectation that the proposed transaction will be consummated, or that the proposed transaction will result in any increase in share value, because, in its view, such expectations are speculative.

The Letter of Intent contemplates that if the parties proceed with the transaction, on its consummation, St Joseph’s board of directors and executive officers will be replaced by nominees to be named by the existing equity holders of Zone USA.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

The following tables sets forth the summary income statement for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015		2014
		% of		% of	Change	Change
	$	Revenue	$	Revenue	$	%
REVENUES:
Contract	$-	0.00%	$3,276	100.00%	$(3,276)	-100.00%
COST OF REVENUES	-	0.00%	2,728	83.27%	(2,728)	-100.00%

Gross Margin	-	0.00%	548	16.73%	(548)	-100.00%

COSTS AND EXPENSES:
General and Administrative Expenses	71,718	100.00%	90,551	2764.07%	(18,833)	-20.80%
Depreciation and Amortization	-	0.00%	-	0.00%	-	0.00%
Total Costs and Expenses	71,718	100.00%	90,551	2764.07%	(18,833)	-20.80%

Operating Income (Loss)	(71,718)	-100.00%	(90,003)	-2747.34%	18,285	-20.32%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	85,402	100.00%	275	8.39%	85,127	0.00%
Interest Expense	-	0.00%	(27,429)	-837.27%	27,429	-100.00%
Net Other Expense	85,402	100.00%	(27,154)	-828.88%	112,556	-414.51%
Loss before provision for income taxes	13,684	100.00%	(117,157)	-3576.22%	130,841	-111.68%

Provision for income taxes	-	0.00%	-	0.00%	-	0.00%

Net Loss	$13,684	100.00%	$(117,157)	-3576.22%	$130,841	-111.68%

Revenues

Revenues for the three months ended March 31, 2015 decreased to $-0- from $3,276 for the three months ended March 31, 2014. This decrease in net revenues of $3,276, or 100%, over the prior period, is attributable to the termination of the Company’s revenue-producing operations.

Gross Profit

For the three months ended March 31, 2015, we had no gross profit compared to a gross profit of $548 for the three months ended March 31, 2014. This decrease in our gross profitability of $548, or 100% over the prior period, is due to the termination of the Company’s revenue-producing operations.

Total Costs and Expenses

Total costs and expenses for the three months ended March 31, 2015 decreased to $71,718 from $90,551 for the three months ended March 31, 2014. This decrease in our total operating expenses of $18,833 is approximately 20.8% below that of the prior period is attributed to the termination of the Company’s revenue-producing operations.

Net Other Income (Expense)

Net other income/expense for the three months ended March 31, 2015 increased to $85,402 from $(27,154) for the three months ended March 31, 2014. This is an increase in net other income/expense of $112,556, or approximately 414.5% over the prior period resulting from the restructuring and related $85,402 gain recognized on the Company’s bank loan.

Net Income (Loss)

Due to the aforementioned reasons, our net income for the three months ended March 31, 2015 increased to $13,684 as compared to a $117,157 loss for the three months ended March 31, 2014. This increase in net income of $130,841 is approximately 111.7% above that of the prior period loss resulting from the restructuring and related $85,402 gain recognized on the Company’s bank loan.

Liquidity and Capital Resources

As of March 31, 2015, we had a cash balance of $7,394.

The following table summarizes total current assets, liabilities and working capital at March 31, 2015 compared to December 31, 2014:

	Period Ended
	March 31, 2015	December 31, 2014	Increase/Decrease
Current Assets	$7,394	$12,721	$(5,327)
Current Liabilities	$784,407	$878,418	$(94,011)
Working Capital Deficit	$(777,013)	$(865,697)	$88,684

Going Concern

For the three months ended March 31, 2015, our funds are insufficient to fund our daily operations. We must to seek other sources of financing to maintain liquidity. The ability of the Company to continue is dependent on management’s plans, which include the raising of capital through the debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital.

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

Summary Cash Flows for the three months ended March 31, 2015 and 2014

	Three months ended March 31,
	2015	2014
Net cash provided by (used in) operating activities	$(20,327)	$(97,883)
Net cash provided by (used in) investing activities	$-	$-
Net cash provided by (used in) financing activities	$15,000	$100,000

Cash Used In Operating Activities

Net cash used in our operating activities in the first three months of 2015 totaled $20,327, which compared to net cash used in our operating activities of $97,883 for the same three months in the prior year.

Cash Provided By Financing Activities

In a private placement during the three months ended March 31, 2015, the Company sold 60,000 (unaudited) shares of common stock to accredited investors at a price of $0.25 per share for gross proceeds totaling $15,000 (unaudited).

Inflation

There was no significant impact on the Company’s operations as a result of inflation for the three months ended March 31, 2015. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K to the SEC for the fiscal year ended December 31, 2014.

Recent Accounting Pronouncements

None.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures, including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Off Balance Sheet Arrangements

During the three months ended March 31, 2015, we did not engage in any material off-balance sheet activities, nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment or intent to provide additional funding to any such entities.

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

(b) Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Staf*Tek’s client terminated Mr. McGowan for performance issues after one month of employment. Mr. McGowan filed a lawsuit against Staf*Tek and the client and subsequently filed a motion for default judgment, which was granted by the judge. On March 9, 2012, Stat*Tek filed a motion to vacate the default judgment and requested a new trial. Staf*Tek has engaged counsel and intends to vigorously defend this action. As of this date, the client that terminated Mr. McGowan has been dismissed from the lawsuit by the judge because they had not been served within a six months of the original filing of the lawsuit by Mr. McGowan’s counsel. Mr. McGowan and his attorney were three weeks late responding to our request for discovery and we requested dismissal. However, the judge did not grant dismissal. Mr. McGowan filed a motion for partial summary judgment on June 12, 2014. The Company responded on June 27, 2014 and the motion for partial summary judgment was denied on July 29, 2014. Mr. McGowan is seeking damages against Staf*Tek in an amount in excess of $75,000. Management deems the suit to be without merit, however, the costs of defending against the complaint could be substantial. In the event a judgment is made against the Company and payment deemed appropriate, it may force the Company out of business.

ITEM 1A. RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In a private placement during the three months ended March 31, 2015, the Company sold 60,000 (unaudited) shares of common stock to accredited investors at a price of $0.25 per share for gross proceeds totaling $15,000 (unaudited).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K filed on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends will commence dividend payments pursuant to the terms of a settlement agreement as funds are available. There is an accrued amount of Series A Convertible Preferred Stock dividends in the amount of $42,047 as of March 31, 2015 $42,047 at December 31, 2014).

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

Date: August 11, 2015

ST. JOSEPH, INC.

/s/ GERALD MCILHARGEY
Gerald McIlhargey, Chief Executive Officer

