Form 10-Q
period 2015-06-30
ST JOSEPH INC
filed 2015-08-28
CIK 1177135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 28, 2015, there were 13,395,341 shares issued and outstanding of the registrant’s common stock.

ST. JOSEPH, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ST. JOSEPH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)	(Derived from audited financial statements)
ASSETS
CURRENT ASSETS:
Cash	$17,832	$12,721
Total current assets	17,832	12,721

Prepaid expenses	-	60,000

Total Assets	$17,832	$72,721

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$458,038	$458,634
Accrued liabilities	181,268	187,635
Accrued preferred dividend	42,047	42,047
Bank loan and notes payable:
Bank loan	-	115,402
Advance from officer	29,700	29,700
Loan from officer	45,000	45,000
Total current liabilities	756,053	878,418
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock, Series A; $0.001 par value, $3.00 face value; 25,000,000 shares authorized; 5,708 (unaudited) and 5,708 shares issued and outstanding, respectively	6	6
Common stock, $0.001 par value; 100,000,000 shares authorized, 13,395,341 (unaudited) and 13,085,802 issued and outstanding, Respectively	13,395	13,085
Additional paid-in capital	4,044,446	3,967,256
Retained deficit	(4,796,068)	(4,786,044)
Total stockholders’ deficit	(738,221)	(805,697)

Total Liabilities and Stockholders’ Deficit	$17,832	$72,721

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUES:
Contract	$-	$3,380	$-	$6,656
COST OF REVENUES	-	1,819	-	4,547

Gross Margin	-	1,561	-	2,109

COSTS AND EXPENSES:
General and Administrative Expenses	23,708	126,770	95,426	217,321
Depreciation and Amortization	-	-	-	-
Total Costs and Expenses	23,708	126,770	95,426	217,321

Operating Income (Loss)	(23,708)	(125,209)	(95,426)	(215,212)
OTHER INCOME AND (EXPENSE):
Other Income (Expense)	-	3,800	-	4,075
Gain on Debt Restructuring	-	-	85,402	-
Interest Expense	-	(6,640)	-	(34,069)
Net Other Income (Expense)	-	(2,840)	85,402	(29,994)
Income (Loss) before provision for income taxes	(23,708)	(128,049)	(10,024)	(245,206)

Provision for income taxes	-	-	-	-
Net Income (Loss)	$(23,708)	$(128,049)	$(10,024)	$(245,206)

Income (Loss) applicable to common stockholders	$(23,708)	$(128,049)	$(10,024)	$(245,206)

Basic and diluted earnings (loss) per common share	$(0.002)	$(0.01)	$(0.001)	$(0.02)

Weighted average common shares outstanding	13,201,766	12,762,979	13,148,681	12,476,759

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional
	Preferred Stock-Series A		Common Stock		Paid-in	Retained
	Shares	Par value	Shares	Par value	Capital	Deficit	Total

Balance December 31, 2014	5,708	$6	13,085,341	$13,085	$3,967,256	$(4,786,044)	$(805,697)

Sale of common stock @ $0.25 per share	-	-	310,000	310	77,190	-	77,500
Net income for the six months ended June 30, 2015	-	-	-	-	-	(10,024)	(10,024)

Balance June 30, 2015	5,708	$6	13,395,341	$13,395	$4,044,446	$(4,796,068)	$(738,221)

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$(10,024)	$(245,206)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	-	50,986
Gain on debt restructuring	(85,402)	-
Changes in operating assets and liabilities:
(Increase)/decrease in other assets	60,000	1,230
Increase/(decrease) in accounts payable	(596)	39,415
Increase/(decrease) in accrued liabilities	(6,367)	13,732
Net cash provided by (used in) operating activities	(42,389)	(139,843)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from sale of common stock	77,500	140,000
Proceeds from officer advance	-	2,200
Repayment of bank loan	(30,000)	(2,800)
Net cash provided by (used in) financing activities	47,500	139,400

INCREASE (DECREASE) IN CASH	5,111	(443)

CASH AT BEGINNING OF PERIOD	12,721	527

CASH AT END OF PERIOD	$17,832	$84

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$22,158

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The condensed balance sheet at December 31, 2014 has been derived from financial statements included in the Form 10-K. The accompanying unaudited financial statements at June 30, 2015 presented herein have been prepared by St. Joseph, Inc. (the “Company”) in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The results of operations presented for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net stockholders’ deficiency at June 30, 2015 (unaudited) and December 31, 2014. In our financial statements for the years ended December 31, 2014 and 2013, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash Equivalents and Fair Value of Financial Instruments

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2015 (unaudited) and December 31, 2014.

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

Loss Per Common Share

The Company reports earnings (loss) per share using a dual presentation of basic and diluted earnings per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. Preferred stock and common stock options outstanding at June 30, 2015 were not included in the diluted loss per share as all 5,708 preferred shares and all 502,500 options were anti-dilutive as the Company incurred losses during the period.

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Preferred stock and common stock options outstanding at December 31, 2014 were not included in the diluted loss per share as all 5,708 preferred shares and all 502,500 options were anti-dilutive as the Company incurred losses during the year. Therefore, basic and diluted losses per share at June 30, 2015 (unaudited) and December 31, 2014 were equal.

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

Stock-Based Compensation:

The Company recognizes share-based compensation based on the options’ fair value, net of estimated forfeitures on a straight line basis over the requisite service periods, which is generally over the awards’ respective vesting period, or on an accelerated basis over the estimated performance periods for options with performance conditions. The stock option fair value is estimated on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates. The Company has modified its outstanding stock options several times over the prior three years resulting in recognition of additional expenses (see Note 4).

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

(2) Related Party Transactions

In prior years, COLEMC advanced the Company a total of $45,000 for working capital in exchange for three promissory notes. The notes do not bear interest and matured on December 31, 2015.

During the years ended December 31, 2012 and 2011, an officer advanced the Company $7,500 and $16,700, respectively, for working capital in exchange for two promissory notes. During the year ended December 31, 2013, the officer advanced the Company an additional $5,500. The total balance of the notes is $29,700 and do not bear any interest. The notes matured on December 31, 2014.

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On April 9, 2015, the Company entered into a Settlement Agreement for repayment of the bank loan. Under terms of the Settlement Agreement, the Company was required to repay the bank $30,000 as follows: $7,500 on or before April 20, 2015, $7,500 on or before May 20, 2015, and a final payment of $15,000 on or before June 20, 2015. As of June 30, 2015, the Company had repaid all $30,000 under the Settlement Agreement. As a result, the Company recorded a $85,402 gain on the debt restructuring for the six months ended June 30, 2015.

Interest expense on the Company’s bank borrowing was $-0- (unaudited) and $3,710, during the six months ended June 30, 2015 and 2014, respectively.

Other Notes Payable

The Company recognized a $14,277 loss in connection with the loan conversions based on the difference between the conversion rate of $0.50 and the market value of the Company’s stock on January 31, 2014 of $0.55.

(4) Shareholders’ Deficit

Preferred Stock

The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series, as well as the designation, relative rights, powers, preferences, restrictions and limitations of all such series. In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock and 5,708 have not been converted to common stock at June 30, 2015.

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, which is paid quarterly on a calendar basis for a period of five years.

The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends total $42,047 (unaudited) and $42,047 as of June 30, 2015 December 31, 2014, respectively. The Company will commence dividend payments pursuant to the terms of a settlement agreement as funds are available.

Common Stock

In a private placement during the six months ended June 30, 2015, the Company sold 310,000 (unaudited) shares of common stock to accredited investors at a price of $0.25 per share for gross proceeds totaling $77,500 (unaudited).

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

Equity Awards Granted to Employees

The following schedule summarizes the changes in the Company’s equity awards for the six months ended June 30, 2015.

			Weighted	Weighted
	Awards		Average	Average
	Outstanding	Exercise	Exercise	Remaining	Aggregate
	and	Price	Price	Contractual	Intrinsic
	Exercisable	Per Share	Per Share	Life	Value

Outstanding at January 1, 2015	502,500	$1.05	$1.05	1.00 yrs.	$25,125
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Expired	-	$-	$-
Outstanding and exercisable at June 30, 2015	502,500	$0.50	$0.50	0.50 yrs.	$-

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

All stock options were fully vested as of June 30, 2015 and December 31, 2014. Aggregate intrinsic value is calculated by determining the amount by which the market price of the stock exceeds the exercise price of the options on June 30, 2015, and then multiplying that amount by the number of options. The per share market value of the stock was below the exercise price on June 30, 2015, resulting in no aggregate intrinsic value.

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

(5) Income Taxes

At June 30, 2015, the Company’s current tax benefit consisted of a net tax asset of $1,132,660 (unaudited) due to operating loss carryforwards of approximately $3,537,520 (unaudited) which have been fully provided against in the valuation allowance of $1,132,660 (unaudited). The valuation allowance results in deferred tax expense, which offsets the net deferred tax asset for which there is no assurance of recovery.

At December 31, 2014, the Company’s current tax benefit consisted of a net tax asset of $1,130,645 due to operating loss carryforwards of approximately $3,527,496 which have been fully provided against in the valuation allowance of $1,130,645. The valuation allowance results in deferred tax expense, which offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2014 and 2013 were $173,318 and $259,509, respectively. Net operating loss carry forwards will expire through 2034.

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

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

(7) Commitment

The Company leased office space in Tulsa, Oklahoma under an operating lease, which expired in April 2012. We leased the office space on a month-to-month basis through May 2014.

The Company currently leases office space in McKinney, Texas on a month-to-month basis. Rent expense for the six months ended June 30, 2015 totaled $3,000 (unaudited).

(8) Subsequent Event

The Company has evaluated subsequent events through August 24, 2015. Other than those described below, there have been no subsequent events after June 30, 2015 for which disclosure is required.

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

Results of Operations for the Three Months Ended June 30, 2015 and 2014

The following tables sets forth the summary income statement for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
	2015		2014
		% of		% of	Change	Change
	$	Revenue	$	Revenue	$	%
REVENUES:
Contract	$-	0.00%	$3,380	100.00%	$(3,380)	-100.00%
COST OF REVENUES	-	0.00%	1,819	53.82%	(1,819)	-100.00%

Gross Margin	-	0.00%	1,561	46.18%	(1,561)	-100.00%

COSTS AND EXPENSES:
General and Administrative Expenses	23,708	100.00%	126,770	3750.59%	(103,062)	-81.30%
Depreciation and Amortization	-	0.00%	-	0.00%	-	0.00%
Total Costs and Expenses	23,708	100.00%	126,770	3750.59%	(103,062)	-81.30%

Operating Income (Loss)	(23,708)	-100.00%	(125,209)	-3704.41%	101,501	-81.07%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	-	0.00%	3,800	112.43%	(3,800)	-100.00%
Interest Expense	-	0.00%	(6,640)	-196.45%	6,640	-100.00%
Net Other Expense	-	0.00%	(2,840)	-84.02%	2,840	-100.00%
Loss before provision for income taxes	(23,708)	-100.00%	(128,049)	-3788.43%	104,341	-81.49%

Provision for income taxes	-	0.00%	-	0.00%	-	0.00%

Net Loss	$(23,708)	-100.00%	$(128,049)	-3788.43%	$104,341	-81.49%

Revenues

Revenues for the three months ended June 30, 2015 decreased to $-0- from $3,380 for the three months ended June 30, 2014. This decrease in net revenues of $3,380, or 100%, over the prior period, is attributable to the termination of the Company’s revenue-producing operations.

Gross Profit

For the three months ended June 30, 2015, we had no gross profit compared to a gross profit of $1,561 for the three months ended June 30, 2014. This decrease in our gross profitability of $1,561, or 100% over the prior period, is due to the termination of the Company’s revenue-producing operations.

Total Costs and Expenses

Total costs and expenses for the three months ended June 30, 2015 decreased to $23,708 from $126,770 for the three months ended June 30, 2014. This decrease in our total operating expenses of $103,062 is approximately 81.3% below that of the prior period is attributed to the termination of the Company’s revenue-producing operations.

Net Other Income (Expense)

Net other income/expense for the three months ended June 30, 2015 increased to $-0- from $(2,840) for the three months ended June 30, 2014. This is an increase in net other income/expense of $2,840, or approximately 100% over the prior period is attributed to the termination of the Company’s revenue-producing operations.

Net Income (Loss)

Due to the aforementioned reasons, our net loss for the three months ended June 30, 2015 decreased to $23,708 as compared to a $128,049 loss for the three months ended June 30, 2014. This decrease in net loss of $104,341 is approximately 81.5% above that of the prior period loss is attributed to the termination of the Company’s revenue-producing operations.

Results of Operations for the Six Months Ended June 30, 2015 and 2014

The following tables sets forth the summary income statement for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
	2015		2014
		% of		% of	Change	Change
	$	Revenue	$	Revenue	$	%
REVENUES:
Contract	$-	0.00%	$6,656	100.00%	$(6,656)	-100.00%
COST OF REVENUES	-	0.00%	4,547	68.31%	(4,547)	-100.00%

Gross Margin	-	0.00%	2,109	31.69%	(2,109)	-100.00%

COSTS AND EXPENSES:
General and Administrative Expenses	95,426	100.00%	217,321	3265.04%	(121,895)	-56.09%
Depreciation and Amortization	-	0.00%	-	0.00%	-	0.00%
Total Costs and Expenses	95,426	100.00%	217,321	3265.04%	(121,895)	-56.09%

Operating Income (Loss)	(95,426)	-100.00%	(215,212)	-3233.35%	119,786	-55.66%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	85,402	0.00%	4,075	61.22%	81,327	1995.75%
Interest Expense	-	0.00%	(34,069)	-511.85%	34,069	-100.00%
Net Other Expense	85,402	0.00%	(29,994)	-450.63%	115,396	-384.73%
Loss before provision for income taxes	(10,024)	-100.00%	(245,206)	-3683.98%	235,182	-95.91%

Provision for income taxes	-	0.00%	-	0.00%	-	0.00%

Net Loss	$(10,024)	-100.00%	$(245,206)	-3683.98%	$235,182	-95.91%

Revenues

Revenues for the six months ended June 30, 2015 decreased to $-0- from $6,656 for the six months ended June 30, 2014. This decrease in net revenues of $6,656, or 100%, over the prior period, is attributable to the termination of the Company’s revenue-producing operations.

Gross Profit

For the six months ended June 30, 2015, we had no gross profit compared to a gross profit of $2,109 for the six months ended June 30, 2014. This decrease in our gross profitability of $2,109, or 100% over the prior period, is due to the termination of the Company’s revenue-producing operations.

Total Costs and Expenses

Total costs and expenses for the six months ended June 30, 2015 decreased to $95,426 from $217,321 for the six months ended June 30, 2014. This decrease in our total operating expenses of $121,895 is approximately 56.1% below that of the prior period is attributed to the termination of the Company’s revenue-producing operations.

Net Other Income (Expense)

Net other income/expense for the six months ended June 30, 2015 increased to $85,402 from $(29,994) for the six months ended June 30, 2014. This is an increase in net other income/expense of $115,396, or approximately 384.7% over the prior period is attributed to the $85,402 gain on debt restructuring and the termination of the Company’s revenue-producing operations.

Net Income (Loss)

Due to the aforementioned reasons, our net loss for the six months ended June 30, 2015 decreased to $10,024 as compared to a $245,206 loss for the six months ended June 30, 2014. This decrease in net loss of $235,182 is approximately 95.9% above that of the prior period loss is attributed to the $85,402 gain on debt restructuring and the termination of the Company’s revenue-producing operations.

Liquidity and Capital Resources

As of June 30, 2015, we had a cash balance of $17,832.

The following table summarizes total current assets, liabilities and working capital at June 30, 2015 compared to December 31, 2014:

	Period Ended
	June 30, 2015	December 31, 2014	Increase/Decrease
Current Assets	$17,832	$12,721	$5,111
Current Liabilities	$756,053	$878,418	$(122,365)
Working Capital Deficit	$(738,221)	$(865,697)	$(127,476)

Going Concern

For the six months ended June 30, 2015, our funds are insufficient to fund our daily operations. We must to seek other sources of financing to maintain liquidity. The ability of the Company to continue is dependent on management’s plans, which include the raising of capital through the debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital.

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

Summary Cash Flows for the six months ended June 30, 2015 and 2014

	Six months ended June 30,
	2015	2014
Net cash provided by (used in) operating activities	$(42,389)	$(139,843)
Net cash provided by (used in) investing activities	$-	$-
Net cash provided by (used in) financing activities	$47,500	$139,400

Cash Used In Operating Activities

Net cash used in our operating activities in the first six months of 2015 totaled $42,389, which compared to net cash used in our operating activities of $139,843 for the same three months in the prior year. This decrease in cash used in operating activities of $97,454 is attributed to the $85,402 gain on debt restructuring, the write-off of a $60,000 prepaid expense and the significant decrease in net loss due to the termination of the Company’s revenue-producing operations.

Cash Provided By Financing Activities

In a private placement during the six months ended June 30, 2015, the Company sold 310,000 (unaudited) shares of common stock to accredited investors at a price of $0.25 per share for gross proceeds totaling $77,500 (unaudited). The Company also made debt repayments totaling $30,000, resulting in net cash provided by financing activities for the six months ended June 30, 2015 of $47,500.

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

Off Balance Sheet Arrangements

During the six months ended June 30, 2015, we did not engage in any material off-balance sheet activities, nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment or intent to provide additional funding to any such entities.

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

(b)	Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In a private placement during the six months ended June 30, 2015, the Company sold 310,000 (unaudited) shares of common stock to accredited investors at a price of $0.25 per share for gross proceeds totaling $77,500 (unaudited).

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

Date: August 28, 2015

ST. JOSEPH, INC.

/s/ GERALD MCILHARGEY
Gerald McIlhargey, Chief Executive Officer

