Form 10-Q
period 2015-09-30
ST JOSEPH INC
filed 2016-01-28
CIK 1177135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

[  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 18, 2015, there were 13,395,341 shares issued and outstanding of the registrant’s common stock.

ST. JOSEPH, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ST. JOSEPH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	Audited December 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$0	$12,721
Total current assets	0	12,721

Prepaid expenses	-	60,000

Total Assets	$0	$72,721

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$479,037	$458,634
Accrued liabilities	221,094	187,635
Accrued preferred dividend	42,047	42,047
Bank loan and notes payable:
Bank loan	1,576	115,402
Advance from officer	29,700	29,700
Loan from officer	45,000	45,000
Total current liabilities	818,454	878,418

STOCKHOLDERS’ DEFICIT:
Preferred stock, Series A; $0.001 par value, $3.00 face value; 25,000,000 shares authorized; 5,708 and 5,708shares issued and outstanding, respectively	6	6
Common stock, $0.001 par value; 100,000,000 shares authorized,13,395,341 and 13,085,802 issued and outstanding, Respectively	13,395	13,085
Additional paid-in capital	4,044,446	3,967,256
Retained deficit	(4,876,301)	(4,786,044)
Total stockholders’ deficit	(818,454)	(805,697)

Total Liabilities and Stockholders’ Deficit	$0	$72,721

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES:
Contract	$-	$-	$-	$6,656
COST OF REVENUES	-	-	-	4,547

Gross Margin	-	-	-	2,109

COSTS AND EXPENSES:
General and Administrative Expenses	80,233	44,674	175,659	261,995
Depreciation and Amortization	-	-	-	-
Total Costs and Expenses	80,233	44,674	175,659	261,995

Operating Income (Loss)	(80,233)	(44,674)	(175,659)	(259,886)
OTHER INCOME AND (EXPENSE):
Other Income (Expense)	-	-	-	4,075
Gain on Debt Restructuring	-	-	85,402	-
Interest Expense	-	(3,607)	-	(37,676)
Net Other Income (Expense)	-	(3,607)	85,402	(33,601)
Income (Loss) before provision for income taxes	(80,233)	(48,281)	(90,257)	(293,487)

Provision for income taxes	-	-	-	-
Net Income (Loss)	$(80,233)	$(48,281)	$(90,257)	$(293,487)

Income (Loss) applicable to common stockholders	$(80,233)	$(48,281)	$(90,257)	$(293,487)

Basic and diluted earnings (loss) per common share	$(0.007)	$(0.00)	$(0.007)	$(0.02)

Weighted average common shares outstanding	13,203,090	12,818,674	13,203,090	12,533,085

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional
	Preferred Stock-Series A		Common Stock		Paid-in	Retained
	Shares	Par value	Shares	Par value	Capital	Deficit	Total

Balance December 31, 2014	5,708	$6	13,085,341	$13,085	$3,967,256	$(4,786,044)	$(805,697)

Sale of common stock @ $0.25 per share	-	-	310,000	310	77,190	-	77,500
Net income for the nine months ended September 30, 2015	-	-	-	-	-	(90,257)	(10,024)

Balance September 30, 2015	5,708	$6	13,395,341	$13,395	$4,044,446	$(4,876,301)	$(818,454)

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES

Net income (loss)	$(90,257)	$(293,487)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	-	50,986
Gain on debt restructuring	(85,402)	-
Changes in operating assets and liabilities:
(Increase)/decrease in other assets	60,000	1,230
Increase/(decrease) in bank overdraft	1,576	81
Increase/(decrease) in accounts payable	20,403	58,856
Increase/(decrease) in accrued liabilities	33,459	17,476
Net cash provided by (used in) operating activities	(60,221)	(164,858)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from sale of common stock	77,500	165,000
Proceeds from officer advance	-	2,200
Repayment of bank loan	(30,000)	(2,800)
Net cash provided by (used in) financing activities	47,500	164,400

INCREASE (DECREASE) IN CASH	(12,721)	(458)

CASH AT BEGINNING OF PERIOD	12,721	527

CASH AT END OF PERIOD	$0	$69

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$22,158

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The condensed balance sheet at December 31, 2014 has been derived from financial statements included in the Form 10-K. The accompanying unaudited financial statements at September 30, 2015 presented herein have been prepared by St. Joseph, Inc. (the “Company”) in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The results of operations presented for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

There is no provision for dividends for the quarter to which this quarterly report relates.

Financial data presented herein are unaudited.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net capital deficiency at September 30, 2015 (unaudited) and December 31, 2014. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

During the years ended December 31, 2012 and 2011, an officer advanced the Company $7,500 and $16,700, respectively, for working capital in exchange for two promissory notes. During the year ended December 31, 2013, the officer advanced the Company an additional $5,500. The total balance of the notes is $29,700 and do not bear any interest. The notes matured on December 31, 2014 and is in default.

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

On April 9, 2015, the Company entered into a Settlement Agreement for repayment of the bank loan. Under terms of the Settlement Agreement, the Company was required to repay the bank $30,000 as follows: $7,500 on or before April 20, 2015, $7,500 on or before May 20, 2015, and a final payment of $15,000 on or before June 20, 2015. As of September 30, 2015 , the Company had repaid all $30,000 under the Settlement Agreement. As a result, the Company recorded a $85,402 gain on the debt restructuring for the nine months ended September 30, 2015.

Interest expense on the Company’s bank borrowing was $-0- (unaudited) and $3,710, during the nine months ended September 30, 2015 and 2014, respectively.

Other Notes Payable

The Company recognized a $14,277 loss in connection with the loan conversions based on the difference between the conversion rate of $0.50 and the market value of the Company’s stock on January 31, 2014 of $0.55.

(4) Shareholders’ Deficit

Preferred Stock

The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series, as well as the designation, relative rights, powers, preferences, restrictions and limitations of all such series. In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock and 5,708 have not been converted to common stock at September 30, 2015.

Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, which is paid quarterly on a calendar basis for a period of five years.

The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends total $42,047 (unaudited) and $42,047 as of September 30, 2015 December 31, 2014, respectively. The Company will commence dividend payments pursuant to the terms of a settlement agreement as funds are available.

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock

In a private placement during the nine months ended September 30, 2015 , the Company sold 310,000 (unaudited) shares of common stock to accredited investors at a price of $0.25 per share for gross proceeds totaling $77,500 (unaudited).

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

Equity Awards Granted to Employees

The following schedule summarizes the changes in the Company’s equity awards for the nine months ended September 30, 2015.

			Weighted	Weighted
	Awards		Average	Average
	Outstanding	Exercise	Exercise	Remaining	Aggregate
	and	Price	Price	Contractual	Intrinsic
	Exercisable	Per Share	Per Share	Life	Value
Outstanding at January 1, 2015	502,500	$1.05	$1.05	1.00 yrs.	$25,125
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Expired	-	$-	$-
Outstanding and exercisable at September 30, 2015	502,500	$0.50	$0.50	0.25 yrs.	$-

Deadlines for the exercise of all options have been extended to December 31, 2015.

On April 23, 2014, the Company’s Board of Directors extended the deadline for the exercise of the 502,500 options by nine months from June 30, 2014 to December 31, 2014. Accordingly, the Company revalued the stock options, which resulted in a charge to share-based compensation totaling $50,986 during the year ended December 31, 2014.

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

All stock options were fully vested as of September 30, 2015 and December 31, 2014. Aggregate intrinsic value is calculated by determining the amount by which the market price of the stock exceeds the exercise price of the options on September 30, 2015, and then multiplying that amount by the number of options. The per share market value of the stock was below the exercise price on September 30, 2015, resulting in no aggregate intrinsic value.

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

(5) Income Taxes

At September 30, 2015, the Company’s current tax benefit consisted of a net tax asset of $1,132,660 (unaudited) due to operating loss carryforwards of approximately $3,537,520 (unaudited) which have been fully provided against in the valuation allowance of $1,132,660 (unaudited). The valuation allowance results in deferred tax expense, which offsets the net deferred tax asset for which there is no assurance of recovery.

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

(6) Legal Proceedings

On or about January 24, 2012, our subsidiary, Staf*Tek Services, Inc. was served notice that Danny McGowan, a former employee hired and assigned to work for Staf*Tek’s client as a contractor, filed a lawsuit against Staf*Tek Services, Inc. and it’s client in the district court in Tulsa County, Oklahoma, Case No. CJ-2011-7039, in connection with a wrongful termination complaint. Mr. McGowan alleges that he was terminated after one month of employment, but feels he had a guaranteed contract for nine months. The wording in his employment agreement that he identifies as guaranteeing his employment for nine months was inserted at the request of Staf*Tek’s client.

Staf*Tek’s client terminated Mr. McGowan for performance issues after one month of employment. Mr. McGowan filed a lawsuit against Staf*Tek and the client and subsequently filed a motion for default judgment, which was granted by the judge. On March 9, 2012, Stat*Tek filed a motion to vacate the default judgment and requested a new trial. Staf*Tek has engaged counsel and intends to vigorously defend this action. As of this date, the client that terminated Mr. McGowan has been dismissed from the lawsuit by the judge because they had not been served within a nine months of the original filing of the lawsuit by Mr. McGowan’s counsel. Mr. McGowan and his attorney were three weeks late responding to our request for discovery and we requested dismissal. However, the judge did not grant dismissal. Mr. McGowan filed a motion for partial summary judgment on June 12, 2014. The Company responded on June 27, 2014 and the motion for partial summary judgment was denied on July 29, 2014. Mr. McGowan is seeking damages against Staf*Tek in an amount in excess of $75,000. Management deems the suit to be without merit, however, the costs of defending against the complaint could be substantial. In the event judgment is made against the Company and payment deemed appropriate, it may force the Company out of business.

(7) Commitment

The Company leases office space in McKinney, Texas on a month-to-month basis. Rent expense for the nine months ended September 30, 2015 totaled $4,500 (unaudited).

(8) Subsequent Event

The Company has evaluated subsequent events through January 18, 2016. Other than those described below, there have been no subsequent events after September 30, 2015 for which disclosure is required.

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

Company Overview

St. Joseph, Inc. was organized under the laws of the State of Colorado on March 19, 1999 as Pottery Connection, Inc. Our Company was originally organized to produce and sell pottery of all forms, as well as arts and crafts through the Internet. On March 19, 2001, we changed our corporate name to St. Joseph Energy, Inc. in anticipation of changing our business purpose to the exploration and development of oil and gas properties. However, after unsuccessfully investing in two oil wells located in the State of Louisiana, we elected to abandon that endeavor and return to our original business purpose of selling pottery.

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

Staf*Tek Services Inc.

In anticipation of the completion of our reverse acquisition and in an effort to reduce expenses management recently downsized the operational expense at Staf*Tek by reducing the number of recruiters specializing in placement of professional technical personnel, as well as finance and accounting personnel on a permanent basis. Staf*Tek is primarily a regional professional service firm located in the Tulsa, Oklahoma area. Over the course of the last several years the area has experienced a downturn in the demand for highly specialized and qualified personnel further identifying the need for the reduction in personnel and expense.

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

Results of Operations for the Three Months Ended September 30, 2015 and 2014

The following tables sets forth the summary income statement for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,
	2015		2014
		% of		% of	Change	Change
	$	Revenue	$	Revenue	$	%
REVENUES:
Contract	$-	0.00%	$-	0.00%	$-	0.00%
COST OF REVENUES	-	0.00%	-	0.00%	-	0.00%

Gross Margin	-	0.00%	-	0.00%	-	0.00%

COSTS AND EXPENSES:
General and Administrative Expenses	80,233	100.00%	44,674	100.00%	35,559	100.00%
Depreciation and Amortization	-	0.00%	-	0.00%	-	0.00%
Total Costs and Expenses	80,233	100.00%	44,674	100.00%	35,559	100.00%

Operating Income (Loss)	(80,233)	-100.00%	(44,674)	-100.00%	35,559	-44.32%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	-	0.00%	-	0.00%	-	0.00%
Interest Expense	-	0.00%	(3,607)	-100.00%	(3,607)	-100.00%
Net Other Expense	-	0.00%	(3,607)	-100.00%	(3,607)	-100.00%
Loss before provision for income taxes	(80,233)	-100.00%	(48,281)	-100.00%	31,952	-100.00%

Provision for income taxes	-	0.00%	-	0.00%	-	0.00%

Net Loss	$(80,233)	-100.00%	$(48,281)	-100.00%	$31,952	-100.00%

Revenues

Revenues for the three months ended September 30, 2015 decreased to $-0- from $-0- for the three months ended September 30, 2014. There was no change in net revenues, from the prior period, and is attributable to the termination of the Company’s revenue-producing operations.

Gross Profit

For the three months ended September 30, 2015, we had no gross profit this period nor did we have any gross profit for the prior three months ended September 30, 2014. This is due to the termination of the Company’s revenue-producing operations.

Total Costs and Expenses

Total costs and expenses for the three months ended September 30, 2015 increased to $80,233 from $44,674 for the three months ended September 30, 2014. This increase in our total operating expenses of $35,559 is approximately 179.60% above that of the prior period is attributed to the termination of the Company’s revenue-producing operations and to a gain on debt restructuring and the settlement of a line of credit and other liability settlements.

Net Other Income (Expense)

Net other income/expense for the three months ended September 30, 2015 was unchanged for the three months ended September 30, 2014. The net other income/expense of $0, is attributed to the termination of the Company’s revenue-producing operations.

Net Income (Loss)

Due to the aforementioned reasons, our net loss for the three months ended September 30, 2015 increased to $80,233 as compared to a $48,281 loss for the three months ended September 30, 2014. This increase in net loss of $31,952 is approximately 166.18% above that of the prior period loss is attributed to the termination of the Company’s revenue-producing operations.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

The following tables sets forth the summary income statement for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
	2015		2014
		% of		% of	Change	Change
	$	Revenue	$	Revenue	$	%
REVENUES:
Contract	$-	0.00%	$6,656	100.00%	$(6,656)	-100.00%
COST OF REVENUES	-	0.00%	4,547	68.31%	(4,547)	-100.00%

Gross Margin	-	0.00%	2,109	31.69%	(2,109)	-100.00%

COSTS AND EXPENSES:
General and Administrative Expenses	175,659	100.00%	261,994	3936.21%	(86,335)	-12.97%
Depreciation and Amortization	-	0.00%	-	0.00%	-	0.00%
Total Costs and Expenses	175,659	100.00%	261,994	3936.21%	(86,335)	-12.97%

Operating Income (Loss)	(175,659)	-100.00%	(259,886)	-3936.21%	(84,227)	-12.65%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	85,402	100.00%	4,075	61.22%	81,327	12.29%
Interest Expense	-	0.00%	(37,676)	-511.85%	(37,676)	-5.66%
Net Other Expense	85,402	0.00%	(33,601)	-566,05%	51,801	778.26%

Loss before provision for income taxes	(90,257)	-100.00%	(293,487)	-566.05%	203,230	3053.33%

Provision for income taxes	-	0.00%	-	0.00%	-	0.00%

Net Loss	$(90,257)	-100.00%	$(293,487)	-4409.36%	$203,230	3053.33%

Revenues

Revenues for the nine months ended September 30, 2015 decreased to $-0- from $6,656 for the nine months ended June 30, 2014. This decrease in net revenues of $6,656, or 100%, over the prior period, is attributable to the termination of the Company’s revenue-producing operations.

Gross Profit

For the nine months ended September 30, 2015 , we had no gross profit compared to a gross profit of $2,109 for the nine months ended June 30, 2014. This decrease in our gross profitability of $2,109, or 100% over the prior period, is due to the termination of the Company’s revenue-producing operations.

Total Costs and Expenses

Total costs and expenses for the nine months ended September 30, 2015 decreased to $175,659 from $261,994 for the nine months ended June 30, 2014. This decrease in our total operating expenses of $86,335 is approximately 67.04% below that of the prior period is attributed to the termination of the Company’s revenue-producing operations.

Net Other Income

Net other income for the nine months ended September 30, 2015 increased to $85,402 from $(33,601) for the nine months ended June 30, 2014. This is an increase in net other income/expense of $119,003, or approximately 215.05% over the prior period is attributed to the gain on debt restructuring and the settlement of a line of credit and other liability settlements.

Net Income (Loss)

Due to the aforementioned reasons, our net loss for the nine months ended September 30, 2015 decreased to $90,257 as compared to a $293,487 loss for the nine months ended June 30, 2014. This decrease in net loss of $208,085 is approximately 325.16% above that of the prior period loss is attributed to the $85,402 gain on debt restructuring and the termination of the Company’s revenue-producing operations.

Liquidity and Capital Resources

As of September 30, 2015, we had a cash balance of $ 0.

The following table summarizes total current assets, liabilities and working capital at September 30, 2015 compared to December 31, 2014:

	Period Ended
	September 30, 2015	December 31, 2014	Increase/Decrease
Current Assets	$0	$12,721	$(12.721)
Current Liabilities	$818,464	$878,418	$(59,954)
Working Capital Deficit	$(818,454)	$(865,697)	$47,243

Going Concern

For the nine months ended September 30, 2015 , our funds are insufficient to fund our daily operations. We must to seek other sources of financing to maintain liquidity. The ability of the Company to continue is dependent on management’s plans, which include the raising of capital through the debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital.

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

Summary Cash Flows for the nine months ended September 30, 2015 and 2014

	Nine months ended September 30,
	2015	2014
Net cash provided by (used in) operating activities	$(61,797)	$(164,858)
Net cash provided by (used in) investing activities	$-	$-
Net cash provided by (used in) financing activities	$47,500	$164,400

Cash Used In Operating Activities

Net cash used in our operating activities in nine months ended September 30, 2015 totaled $61,797, which compared to net cash used in our operating activities of $164,858 for the same nine months in the prior year. This decrease in cash used in operating activities of $97,454 is attributed to the $85,402 gain on debt restructuring, the write-off of a $60,000 prepaid expense and the significant decrease in net loss due to the termination of the Company’s revenue-producing operations.

Cash Provided By Financing Activities

In a private placement during the nine months ended September 30, 2015 , the Company sold 310,000 (unaudited) shares of common stock to accredited investors at a price of $0.25 per share for gross proceeds totaling $77,500 (unaudited). The Company also made debt repayments totaling $30,000, resulting in net cash provided by financing activities for the nine months ended September 30, 2015 of $47,500.

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

Off Balance Sheet Arrangements

During the nine months ended September 30, 2015, we did not engage in any material off-balance sheet activities, nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment or intent to provide additional funding to any such entities.

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

(b) Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2015 , that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about January 24, 2012, our subsidiary, Staf*Tek Services, Inc. was served notice that Danny McGowan, a former employee hired and assigned to work for Staf*Tek’s client as a contractor, filed a lawsuit against Staf*Tek Services, Inc. and its client in the district court in Tulsa County, Oklahoma, Case No. CJ-2011-7039, in connection with a wrongful termination complaint. Mr. McGowan alleges that he was terminated after one month of employment, but feels he had a guaranteed contract for nine months. The wording in his employment agreement that he identifies as guaranteeing his employment for nine months was inserted at the request of Staf*Tek’s client.

Staf*Tek’s client terminated Mr. McGowan for performance issues after one month of employment. Mr. McGowan filed a lawsuit against Staf*Tek and the client and subsequently filed a motion for default judgment, which was granted by the judge. On March 9, 2012, Stat*Tek filed a motion to vacate the default judgment and requested a new trial. Staf*Tek has engaged counsel and intends to vigorously defend this action. As of this date, the client that terminated Mr. McGowan has been dismissed from the lawsuit by the judge because they had not been served within a nine months of the original filing of the lawsuit by Mr. McGowan’s counsel. Mr. McGowan and his attorney were three weeks late responding to our request for discovery and we requested dismissal. However, the judge did not grant dismissal. Mr. McGowan filed a motion for partial summary judgment on June 12, 2014. The Company responded on June 27, 2014 and the motion for partial summary judgment was denied on July 29, 2014. Mr. McGowan is seeking damages against Staf*Tek in an amount in excess of $75,000. Management deems the suit to be without merit, however, the costs of defending against the complaint could be substantial. In the event a judgment is made against the Company and payment deemed appropriate, it may force the Company out of business.

ITEM 1A. RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In a private placement during the nine months ended September 30, 2015 , the Company sold 310,000 (unaudited) shares of common stock to accredited investors at a price of $0.25 per share for gross proceeds totaling $77,500 (unaudited).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K filed on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends will commence dividend payments pursuant to the terms of a settlement agreement as funds are available. There is an accrued amount of Series A Convertible Preferred Stock dividends in the amount of $42,047 as of September 30, 2015. ($42,047 at December 31, 2014).

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

Date: January 28, 2016

ST. JOSEPH, INC.

/s/ GERALD MCILHARGEY
Gerald McIlhargey, Chief Executive Officer

