Form 10-K
period 2015-12-31
ST JOSEPH INC
filed 2017-03-28
CIK 1177135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

(469) 534-8088

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes [X] No [  ]

Based on the closing sale price of $0.32 of the registrant’s common stock on the last business day of our most recent third quarter, ended September 30, 2015, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold was $3,060,086.

As of March 27, 2017, there were 13,395,341 shares of the registrant’s common stock issued and outstanding.

ST. JOSEPH, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2015

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

Proposed Reverse Acquisition of Zone USA, Inc.

On June 15, 2016 the Company filed an 8K indicating that the Company was provided written notice of the termination of a nonbinding letter of intent (the “Letter of Intent”) with Zone USA, Inc. (“Zone USA”). The Letter of Intent was effected on August 7, 2012, and extended on February 26, 2015, and has been subsequently mutually terminated June 15, 2016.

Staf*Tek Services, Inc.

During the years Staf*Tek was in operation the Company specialized in the recruiting and placement of professional technical personnel, as well as finance and accounting personnel on a temporary and permanent basis. Staf*Tek provides its customers with employee candidates with information technology (“IT”) skills in areas ranging from multiple platform systems integration to end-user support, including specialists in programming, networking, systems integration, database design, help desk support, including senior and entry level finance and accounting candidates. Staf*Tek’s candidate databases contain information on the candidates experience, skills, and performance and are continually being updated to include information on new referrals and to update information on existing candidates. Staf*Tek responds to a broad range of assignments from technical one-person assignments to major projects including, without limitation, Internet/Intranet development, desktop applications development, project management, enterprise systems development, SAP implementation and legacy mainframe projects. Staf*Tek also provides employee candidates computer training, online assessments, certification and the opportunity to be tested and certified in over 50 skill sets.

Due to economic conditions the Company has discontinued its temporary and permanent staffing services and may or may not restart operations.

Competition

During operation Staf*Tek’s temporary and permanent staffing services face competition in attracting clients as well as high-quality specialized employment candidates. The temporary and permanent placement businesses are highly competitive, with a number of firms offering services similar to those provided by Staf*Tek on a national, regional or local basis. In many areas the local companies are the most successful competitors. The most significant competitive factors in the temporary and permanent placement businesses are price and the reliability of service, both of which are often a function of the availability and quality of professional personnel. We believe that Staf*Tek derives a competitive advantage from its extensive experience and commitment to the specialized employment market, temporary employees placed by it are, in fact, Staf*Tek’s employees for all purposes while they are working on assignments. Once a professional is permanently placed, he or she either becomes an employee of Staf*Tek or of Staf*Tek’s client. During the temporary phase, Staf*Tek pays the related costs of employment, such as workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. Staf*Tek provides access to voluntary health insurance coverage to interested employees.

The Company has discontinued its temporary and permanent staffing services and may or may not restart operations depending on economics.

Employees

As of December 31, 2015, we had one full time employee.

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

Our independent certified public accountant’s report on our financial statements for the fiscal years ended December 31, 2014 and 2015 contains an explanatory paragraph indicating that we have incurred recurring losses, and as of December 31, 2015, had negative working capital and a net capital deficiency. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our revenues have declined precipitously over the last several years creating doubt as to our ability to continue our operations or achieve profitability.

During our 2015 fiscal year, we had revenues of $0, down from $6,656 in our 2014 fiscal year. We have been relying primarily on funds raised from the sale of our shares in private placements. However, our declining business operations may increase the difficulty of raising additional funds. If we are unable to reverse these trends, we may go out of business, and our stockholders may lose their entire investment.

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

We will need to obtain substantial additional financing to, among other things, secure net proceeds of in connection with the, Inc. Any additional equity financing, if available, may be dilutive to stockholders and any such additional equity securities may have rights, preferences or privileges that are senior to those of the holders of shares of our Common Stock. Debt financing, if available, will require payment of interest and may involve our granting security interests on our assets and restrictive covenants that could impose limitations on our operating flexibility.

From time to time, we may need additional capital to meet the objectives of our business plan, and there is no assurance that we will be able to raise such capital or that such financing will be on terms that are favorable or acceptable to us.

The placement of temporary employees requires substantial additional capital to fund our working capital needs. If operations of Staf*Tek are started back up and an employee is placed on a temporary basis, an invoice is generated for the placement fee, which may not be paid for a number of weeks while the employment costs are immediately incurred. Thus, even though, in the long run, our success in placing temporary employees will enhance our revenues; in the short term, our increasing placement of temporary employees is decreasing our liquidity. Accordingly, to remain viable, we must substantially increase our revenues, raise additional capital, increase our credit facilities, and/or reduce our operations. In the event that our plans or assumptions change or prove to be inaccurate, or if delays increase the payment of our placement fees, we may be required to raise additional funds through the issuance of equity securities, in which case the percentage ownership of our current stockholders will be diluted. Such equity securities may also have rights, preferences or privileges senior to common stock. Furthermore, there can be no assurance that additional financing will be available when needed on terms favorable to us or at all. If we are unable to raise more money, our growth could be impeded, and our business could be materially adversely affected.

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

If operations of Staf*Tek are started back up the market for temporary and permanent staffing services is highly competitive and, because it is a service business, the barriers to entry are quite low. There are many competitors, some of which have greater resources than us, and new competitors are constantly entering the market. In addition, long-term contracts form a negligible portion of our revenues. Therefore, there can be no assurance that we will be able to retain clients or market share in the future. Nor can there be any assurance that we will, in light of competitive pressures, be able to remain profitable or maintain our current profit margins. If we fail to compete successfully in this highly competitive market, our business, financial condition, and results of operations will be materially and adversely affected.

Our inability to attract and retain qualified employees could have a material adverse effect on our business, financial condition and results of operations.

If operations of Staf*Tek are recommenced our business involves the delivery of professional services and is very labor intensive. Our success depends in large part upon our ability to attract, develop, motivate and retain highly skilled technical employees. We can experience high turnover of our personnel and are often required to recruit and train replacement personnel as a result of a changing and expanding work force. Accordingly, we may experience increased compensation costs that may not be offset through either increased productivity or higher customer pricing. Furthermore, the market for IT services change rapidly because of technological innovation, new product introductions, changes in customer requirements, evolving industry standards and many other factors. New products and new technology often render existing information services or technology infrastructure obsolete, excessively costly or otherwise unmarketable. As a result, our success depends on our ability to attract and retain qualified employee candidates who are knowledgeable and familiar with these new products and technologies. We cannot guarantee that we will be successful in recruiting and retaining sufficient numbers of qualified employee candidates in the future, especially when we need to expand our services in a short time period. Our inability to attract and retain qualified personnel, or increases in wages or other costs of attracting, training or retaining qualified personnel, could have a material adverse effect on our business, financial condition and results of operations.

If the reverse acquisition of Zone USA, Inc. would have been consummated, the Company’s management, business and corporate structure would have been subject to substantial uncertainty. Pursuant to the Letter of Intent, as supplemented by prior negotiations, any consummation of the Planned Reverse Acquisition Transaction would have resulted in Zone USA owning no more than 80% of the Company’s common stock on a fully diluted basis, the business of Zone USA, Inc. would have become the business of the Company, and the Zone USA Investor would have appoint new officers and directors of the Company.

The reverse acquisition did not reach a definitive agreement; if it had there could have been no assurances as to what the final terms will be. It was expected that the Zone Investors would have discretion regarding the appointment of our officers and directors, and our board and management may therefore deviate, possibly substantially, from that of the current board and management of Zone USA, Inc.

Investors were cautioned that the Company could not provide assurance that the transaction would be consummated. The Company was not party to any binding agreement for the Planned Reverse Acquisition Transaction, nor could it provide any assurance that it will enter into one.

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

The Company is not aware of any.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information

Our Class A common stock is quoted on the OTC Markets under the symbol “STJO”. The following table shows the high and low closing prices for the periods indicated.

Quarter ended	High	Low
March 31, 2015	$0.54	$0.25
June 30, 2015	$0.32	$0.25
September 30, 2015	$0.21	$0.13
December 31, 2015	$0.17	$0.15

Quarter ended	High	Low
March 31, 2014	$0.50	$0.39
June 30, 2014	$0.50	$0.38
September 30, 2014	$0.44	$0.31
December 31, 2014	$0.40	$0.15

The above information was obtained from Yahoo! Finance. Because these are over the counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. There is currently no public trading market for our preferred stock.

(b) Holders of Common Equity.

As of February 15, 2017, there were approximately 290 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

(d) Sales of Unregistered Securities

In a private placement during the year ended December 31, 2015, the Company sold 310,000 shares of common stock to accredited investors at a price of $0.25 per share for gross proceeds totaling $77,500. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

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

Staf*Tek Services, Inc.

During the years Staf*Tek was in operation the Company specialized in the recruiting and placement of professional technical personnel, as well as finance and accounting personnel on a temporary and permanent basis. Staf*Tek provides its customers with employee candidates with information technology (“IT”) skills in areas ranging from multiple platform systems integration to end-user support, including specialists in programming, networking, systems integration, database design, help desk support, including senior and entry level finance and accounting candidates. Staf*Tek’s candidate databases contain information on the candidates experience, skills, and performance and are continually being updated to include information on new referrals and to update information on existing candidates. Staf*Tek responds to a broad range of assignments from technical one-person assignments to major projects including, without limitation, Internet/Intranet development, desktop applications development, project management, enterprise systems development, SAP implementation and legacy mainframe projects. Staf*Tek also provides employee candidates computer training, online assessments, certification and the opportunity to be tested and certified in over 50 skill sets.

Due to economic conditions the Company has discontinued its temporary and permanent staffing services and may or may not restart operations.

Proposed Reverse Acquisition of Zone USA, Inc.

On June 15, 2016 the Company filed an 8K indicating that the Company was provided written notice of the termination of a nonbinding letter of intent (the “Letter of Intent”) with Zone USA, Inc. (“Zone USA”). The Letter of Intent was effected on August 7, 2012 and extended on February 26, 2015, and has been subsequently mutually terminated June 15, 2016.

Results of Operations for the Twelve Months Ended December 31, 2015 and 2014

					Change	Change
	December 31, 2015		December 31, 2014		$	%

Net Revenues	$-	100.00%	$6,656	100.0%	$(6,656)	-100.00%
Cost of Revenues	-	0.00%	4,159	62.48%	(4,159)	-100.00%
Gross Margin (loss)	-	100.00%	2,497	37.52%	(2,497)	-100.00%

Operating Expenses:
Selling, General and Administrative Expenses	240,766	240766.00%	423,793	6367.08%	(183,027)	-43.19%
Depreciation and Amortization	-	0.00%	-	0.00%	-	0.00%
Total Operating Expenses	240,766	240766.00%	423,793	6367.08%	(183,027)	-43.19%

Income (Loss) from Operations	(240,766)	-240766.0%	(423,793)	-6329.57%	(183,027)	-43.19%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	-	0.00%	4,075	61.22%	(4,075)	100.00%
Gain on Extinguishment of Debt	127,902	157902.00%	-	0.00%	127,902	100.00%
Interest Expense	(23,025)	-23025.00%	(39,359)	-805.83%	(16,334)	-41.50%
Net Other Expense	104,877	134877.00%	(35,284)	-744.61%	140,161	397.24%
Loss before provision for income taxes	(135,889)	-135899.0%	(456,580)	-7074.17%	(320,691)	-70.24%
Provision for Income Taxes	-	0.00%	-	0.00%	-	0.00%
Net Income (Loss)	(135,889)	-135899.0%	(456,580)	-7074.17%	(320,691)	-70.24%
Benefit from tax loss carryforward	-	0.00%	-	0.00%	-	0.00%
Net Income (Loss)	$(135,889)	-135899.0%	$(456,580)	-7074.17%	$(320,691)	-70.24%

Net Revenues

Net revenues for the twelve months ended December 31, 2015 decreased to $0 from $6,656 for the twelve months ended December 31, 2014. The decrease in net revenues of $6,656 or 100% below the 2014 period is attributable to the company focusing on completing mergers and/or acquisitions opportunities.

Cost of Revenues

Cost of revenues for the twelve months ended December 31, 2015 decreased to $0 from $4,159 for the twelve months ended December 31, 2014. The overall decrease in cost of revenues of $4,159, or 100% below the 2014 period, is attributable to the company focusing on completing mergers and/or acquisitions opportunities.

Gross Margin

The overall gross margin for the twelve months ended December 31, 2015 decreased to $0 from $2,497 for the twelve months ended December 31, 2014. The overall decrease in gross margin of $2,497, or 100% below the 2014 period, is attributable to the company focusing on completing mergers and/or acquisitions opportunities.

Operating Expenses

Total operating expenses for the twelve months ended December 31, 2015 decreased to $240,766 from $423,793 for the twelve months ended December 31, 2014. Reasons for the overall decrease in operating expenses of $183,027, or approximately 43.19% below the 2014 period, is attributable to the company focusing on completing mergers and/or acquisitions opportunities.

General and Administrative Expenses

General and administrative expenses for the twelve months ended December 31, 2015 decreased to $240,766 from $423,793 for the twelve months ended December 31, 2014. Reasons for the overall increase in operating expenses of $183,027 or approximately 13.19%, below the 2014 period is attributable to the company focusing on completing mergers and/or acquisitions opportunities.

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

On December 31, 2015, St. Joseph’s 502,500 common stock options shares of common stock options with a strike price of $0.50 per share expired. The Board of Directors granted 417,500 of fully vested common stock options at a strike price of $0.25 per share to Officers, Directors and Key Personnel for a period of one year.

Total Operating Income and Losses

Total operating losses for the twelve months ended December 31, 2015 decreased to $240,766 from operating losses of $423,793 for the twelve months ended December 31, 2014. The overall decrease in operating losses of $183,027, or approximately 13.19% below the 2014 period, is attributable to the termination of the Company’s revenue-producing operations.

Net Other Expenses

Net other expenses for the twelve months ended December 31, 2015 decreased to $104,877 from ($35,284) for the twelve months ended December 31, 2014. The overall decrease in our net other expenses of $140,161, or approximately 397.24% above the 2014 period is primarily due to a decrease in interest expense and relinquishment from debt obligations during the year ended December 31, 2015.

Interest Expense

Interest expense for the twelve months ended December 31, 2015 decreased to $23,025 from $39,359 for the twelve months ended December 31, 2014. The overall decrease in our interest expense of $16,334, or approximately 41.5% below the 2014 period, is primarily due to the conversions of debt instruments to common stock during the year ended December 31, 2015.

Net Loss

Net loss for the twelve months ended December 31, 2015 decreased to $135,889 from $456,580 for the twelve months ended December 31, 2014. This decreased in net loss of $320,691 or approximately 70.29% less than the 2014 net loss is attributable to the termination of the Company’s revenue-producing operations.

Liquidity and Capital Resources

	December 31, 2015	December 31, 2014
Net cash used in operating activities	$37,681	$(207,706)
Net cash used in investing activities	$-	$-
Net cash used in financing activities	$(50,402)	$219,900

General

For the twelve months ended December 31, 2015, we had positive cash flows resulting from $37,681 of cash provided by our operating activities and ($50,402) of cash used in our financing activities. During the twelve months ended December 31, 2015, our funds from operations were not sufficient to cover our daily operations as further explained below.

Cash Flows from Operating Activities

Net cash provided by our operating activities of $37,681 for the twelve months ended December 31, 2015 was primarily attributable to the net loss and offset by stock-based compensation expenses and increases in accounts payable and in other assets.

Cash Flows from Investing Activities

Net cash used in our investing activities of $0 for the twelve months ended December 31, 2015.

Cash Flows from Financing Activities

Net cash used in our financing activities of ($50,402) for the twelve months ended December 31, 2015 primarily from proceeds of common stock sales and related party loans.

Internal Sources of Liquidity

For the year ended December 31, 2015, the funds generated from our operations were insufficient to fund our daily operations. For the year ended December 31, 2015, we had a gross margin of $0, and we were thus unable to meet our operating expenses of $240,766 for the same period. After accounting for our net other expenses (interest expense and relinquishment of debt) of $104,877 for this period, we suffered a net loss of $153,889 for the period. We can provide no assurance that funds from our operations will increase sufficiently to meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our expenses, we will need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

Because the funds generated from our operations have been not been sufficient to fully fund our operations, we have been dependent on debt and equity financing to make up the shortfall. We actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on their individual merits. There can be no assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing stockholders. As a result, our independent registered public accounting firm has issued a “going concern” modification to its report on our audited financial statements for the years ended December 31, 2015 and 2014.

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

On April 9, 2015, the Company entered into a Settlement Agreement for repayment of its bank loan (see Note 3). Under the terms of the Settlement Agreement, the Company paid the bank $30,000 as follows: $7,500 on April 20, 2015, $7,500 on May 20, 2015, and a final payment of $15,000 on June 20, 2015. As a result of the settlement the Company recorded a gain of $85,402. In addition, the company settled vendor debt in 2015 in the net amount of $42,500.

In a private placement during the year ended December 31, 2015, the Company sold 310,000 shares of common stock to accredited investors at a price of $0.25 per share for gross proceeds totaling $77,500.

Preferred A Stock Dividends

Our Series A Shares have a stated value of $3.00 per share. Each holder of Series A Shares is entitled to receive a dividend equal 6.75% of the stated value of the Series A Shares payable on each anniversary of the date of issuance of such shares. The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends total $44,359 and $42,047 as of December 31, 2015 and 2014, respectively. The Company will commence dividend payments pursuant to the terms of a settlement agreement as funds are available. The preferred A stock may be converted to the Company’s common stock at the rate of one share of e preferred A stock for one share of common stock at any time by the shareholder. The convertible preferred A stock can be called for redemption by the Company no sooner than two (2) years after the date of issuance, and only if the Company’s common stock is trading on a recognized United States stock exchange for a period of no less than thirty consecutive trading days at a market value of $5.00 or more per share. However, as of this date, the stock has not traded at that amount. In September 2009, the three largest holders of the Series A shares converted 380,500 shares of Series A shares to common stock on a one-to-one basis. Following this conversion, only 5,708 shares of Series A stock remain outstanding.

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

Off Balance Sheet Arrangements

During the year ended December 31, 2015, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure and Control Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer and its principal accounting officer, of the effectiveness of its disclosure controls and procedures as of December 31, 2015 (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company, including its principal executive officer and principal financial officer, does not expect that its disclosure controls and procedures or its internal controls will prevent all error or fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of internal control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of December 31, 2015.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015 due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

(c) Limitations on Effectiveness of Controls

Our Chief Executive Officer does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In connection with the preparation of our financial statements for the year ended December 31, 2015, certain material weaknesses in internal control became evident to management, including:

(d) Material Weaknesses Identified

(i)	Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2015, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

(ii)	There is a lack of sufficient supervision and review by our corporate management;

(iii)	Insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management; and

(iv)	Our company’s accounting personnel does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company’s December 31, 2015 financial statements.

(e) Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2015 assessment of the effectiveness of our internal control over financial reporting.

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in this annual report. Such remediation activities include the following:

(1)	We will document a formal code of ethics

(2)	We will revise processes to provide for a greater role of independent board members in the oversight and review until such time that we are adequately capitalized to permit hiring additional personnel to address segregation of duties issues.

(3)	We will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

(4)	We will seek to establish a relationship with a firm of certified public accountants to assist in the preparation of financial statements and with whom to consult on complex US GAAP matters.

(f) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers:

Name	Age	Position	Officer and/or Director Since

Gerald McIlhargey	68	President, Chief Executive Officer and Director	March 2004

Kenneth Johnson	56	Secretary, Treasurer and Director	April 2000

Bruce Schreiner	61	Director	October 2003

Donal Ford	60	Director	August 2006

Maureen O’Brien	67	Director	August 2006

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

Involvement in Certain Legal Proceedings

During the last ten years, none of our Directors, persons nominated to become Directors, or executive officers were subject to any of the following events material to an evaluation of the ability or integrity of any such person:

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

Committees of the Board of Directors; Meetings

During the year ended December 31, 2015, the Board met four times, and no director attended fewer than 25% of the aggregate number of meetings of the Board and committees on which such director served.

The Board has two standing committees, the Audit Committee and the Compensation Committee. The Board does not have a separate Nominating Committee and performs all of the functions of that committee.

Audit Committee

The Audit Committee has as its primary responsibilities the appointment of the independent auditor for the Company, the pre-approval of all audit and non-audit services, and assistance to the Board in monitoring the integrity of our financial statements, the independent auditor’s qualifications, independence and performance and our compliance with legal requirements. The Audit Committee has adopted a written charter, which was mailed to its shareholders in 2006. During the year ended December 31, 2015, the Audit Committee met three time(s). Bruce Schreiner, Donal Ford, and Maureen O’Brien are the current members of the Audit Committee.

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

AUDIT COMMITTEE REPORT

The following is the Audit Committee’s report submitted to the Board of Directors for the fiscal year ended December 31, 2015. The Audit Committee has:

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

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE

Bruce Schreiner

The Audit Committee report shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under these acts.

Compensation Committee

The Compensation Committee recommends to the Board annual salaries for senior management and reviews all company benefit plans. During the year ended December 31, 2015, the Compensation Committee met one time and reviewed the compensation of all St. Joseph employees. The current members of the Compensation Committee are Bruce Schreiner, Kenneth Johnson and Donal Ford.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2015, were timely.

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

Summary Compensation Table

Name and Position(s)	Year	Salary($)	Bonus	Stock Awards	Option Awards[1]	Total Compensation
Gerald McIlhargey	2015			0	0	0
President, CEO and Director	2014			0	0	0

Kenneth L. Johnson	2015			0	0	0
Secretary, Treasurer and Director	2014			0	0	0

Compensation Summary

Gerald McIlhargey – Mr. McIlhargey was appointed President and Chief Executive Officer of our Company on May 17, 2006. Mr. McIlhargey has served as a Director of our Company since March of 2004. We do not have an employment agreement with Mr. McIlhargey and he is not receiving any compensation for serving as our Acting President. On August 24, 2006, he received options to purchase 100,000 shares of our common stock for agreeing to serve as a Director on our Board. The options had an exercise price of $1.05 per share and expired on December 31, 2015. On December 31, 2015, Mr. McIlhargey was granted 100,000 shares of our common stock for agreeing to serve as a Director on our Board. The options have an exercise price of $0.25 per share and expired on December 31, 2016.

Kenneth L. Johnson – We do not have an employment agreement with Mr. Johnson and he is not receiving any compensation for serving as our Secretary and Treasurer. On August 24, 2006, he received options to purchase 50,000 shares of our common stock for agreeing to serve as a Director on our Board. In December 2009 Mr. Johnson exercised 25,000 options. His remaining 25,000 options have an exercise price of $1.05 per share and expired on December 31, 2015. On December 31, 2015, Mr. Johnson was granted 25,000 shares of our common stock for agreeing to serve as a Director on our Board. The options have an exercise price of $0.25 per share and expired on December 31, 2016.

Outstanding Equity Awards at Fiscal Yearend

There were no equity awards during the year ended December 31, 2015.

Compensation of Directors

The directors receive no annual compensation other than the options they received for serving on the board of directors of St. Joseph; however, they are reimbursed for out-of-pocket expenses incurred in connection with the Company’s business. On August 24, 2006, each of the directors listed below received fully vested options to purchase up to 50,000 shares of our common stock for agreeing to serve as our Directors. On December 31, 2015 the options expired and each member of the Board of Directors was granted a similar amount of shares for a period of one year, or December 31, 2016. The exercise price of $0.25 per share is above the thirty day moving market price of $0.15 per share.

As shown by the following table, none of our directors who are not executive officers received any compensation during our fiscal year ended December 31, 2015:

The following schedule summarizes the changes in the Company’s equity awards for the year ended December 31, 2015.

	Awards Outstanding and Exercisable	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2015	502,500	$0.50	$0.50	1.00 yrs	$-
Granted
Exercised
Cancelled/Expired	85,000	0.50	0.50	-
Outstanding and exercisable at December 31, 2015	417,500	$0.25	$0.25	1.00 yrs	$-

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2015 based on information obtained from the persons named below, with respect to the beneficial ownership of our common and preferred stock by (i) each person (including groups) known to us to be the beneficial owner of more than five percent (5%) of our common stock, and (ii) each Director and Officer, and (iii) all Directors and Officers of the Company, as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

Name of Beneficial Owner (1)	Number of Shares of Common Stock (2)		Percent Outstanding	Number of Shares of Series A Preferred Stock (2)	Percent Outstanding
Gerald McIlhargey, President, Chief Executive Officer and Director	889,923	(3)	6.23%	0	0.00%

Kenneth L. Johnson, Secretary, Treasurer and Director	150,000	(4)	1.11%	0	0.00%

Bruce Schreiner, Director	100,000	(3)	0.74%	0	0.00%

Maureen O’Brien, Director	75,000	(6)	0.56%	0	0.00%

Donal Ford, Director	75,000	(5)	0.56%	0	0.00%

All Executive Officers and Directors as a Group (Five Individuals)	1,289,923		9.20%	0	0.00%

Hong Kong Base, Ltd.	1,450,000	(7)	11.82%	0	0.00%

Desert Projects, Inc.	700,192	(8)	5.71%	0	0.00%

Camille Quinn	8,994	(9)	0.03%	5,708	100.00%

(1)	The address for Messrs. McIlhargey, Johnson, Schreiner, Ford, and Ms. O’Brien is: c/o St. Joseph, Inc., 4205 Carmel Mountain Drive, McKinney, TX 75070. The address for Hong Kong Base, Ltd. is Unit C, 26th Floor, CNT Tower, 338 Hennessey Road, Wanchai, Hong Kong, China. The address for Ms. Quinn is 5800 E. Skelly Drive, Suite 1230, Tulsa, Oklahoma 7413. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Based upon 13,085,341 shares of common stock and 5,702 shares of Series A Preferred Stock issued and outstanding on March 31, 2015. Percentages are rounded to the nearest one hundredth of a percent. As required by Item 403 of Regulation S-B, calculated on the basis of the amount of outstanding securities plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. The percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)	Includes fully vested options to purchase 100,000 shares of our common stock at an exercise price of $0.25 per share.

(4)	Includes fully vested options to purchase 25,000 shares of our common stock at an exercise price of $0.25 per share.

(5)	Includes fully vested options to purchase 50,000 shares of our common stock at an exercise price of $0.25 per share.

(6)	Includes fully vested options to purchase 42,500 shares of our common stock at an exercise price of $0.25 per share.

(7)	Hong Kong Base Ltd is a corporation organized under the laws of Hong Kong and is beneficially owned by Yvonne Chun Siu Fun.

(8)	Desert Projects, Inc. is a corporation organized under the laws of the State of Nevada and is beneficially owned by James Ralph Houston.

(9)	Includes 5,708 shares of common stock, which would be issuable on conversion of the 5,702 shares of Series A Preferred Stock held by Ms. Quinn.

Equity Compensation Plans

The following table sets forth information as of December 31, 2015 with respect to compensation plans under which we are authorized to issue shares of our common stock, aggregated as follows:

●	All compensation plans previously approved by security holders; and

●	All compensation plans not previously approved by security holders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)		(b)	(c)
Equity compensation plans approved by security holders	417,500	(1)	$0.25	707,500

Equity compensation plans not approved by security holders	0		$0.00	0

Total	417,500		$0.25	707,500

(1)	On August 24, 2006, we adopted our 2006 Stock Option Plan, which reserved 1,125,000 shares of our common stock for issuance pursuant to the plan. On August 24, 2006, our Board of Directors granted stock options to our officers, directors and employees pursuant to the plan to purchase 410,000 share of our common stock at an exercise price of $1.05 per share and a term that ends on August 24, 2012. On December 1, 2010, and November 13, 2013 there were 75,000 and 50,000 options granted respectively which expired on June 30, 2014. On September 9, 2014, the Company’s Board of Directors extended the deadline for the exercise of the 502,500 options by one year from December 31, 2014 to December 31, 2015 at which time the options expired. In addition, the Board reduced the exercise price of the options from $1.05 to $0.50. Accordingly, the Company revalued the stock options, which resulted in a charge to share-based compensation totaling $118,350 during the year ended December 31, 2014. All stock options were fully vested as of December 31, 2014 and 2013. Aggregate intrinsic value is calculated by determining the amount by which the market price of the stock exceeds the exercise price of the options on December 31, 2014, and then multiplying that amount by the number of options. The per share market value of the stock exceeds the exercise price on December 31, 2014 by $0.05, resulting in an aggregate intrinsic value of $25,125. On December 31, 2015, similar amounts of common stock options were granted to Officers, Directors and Key Employees at a strike price of $0.25 per share which is below the 30 day moving average stock price of $0.15 per share. Therefore, there is no intrinsic value.

Description of Securities

St. Joseph, Inc. has 100,000,000 Common Stock authorized for issuance, and 25,000,000 Preferred Stock authorized for issuance. As of December 31, 2016, there are 13,395,341 shares of Common Stock issued and outstanding. There are 5,708 shares of Series A Preferred Stock that are issued and outstanding; and zero shares of Series B Preferred Stock have been issued.

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

Dividend Rights. Our Series A Shares have a stated value of $3.00 per share. Each holder of Series A Shares is entitled to receive a dividend equal 6.75% of the stated value of the Series A Shares payable on each anniversary of the date of issuance of such shares. The accrued balance due on Series A Convertible Preferred Stock dividends total $44,359 and $42,047 as of December 31, 2015 and 2014, respectively. The Series A dividend payments schedule was determined from a settlement agreement, as disclosed in a Form 8-K that was released on May 9, 2010.

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

Item 13. Certain Relationships and Related Transactions; DIRECTOR INDEPENDENCE

Other than disclosed below, none of the directors or executive officers of the Company nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of the Company, nor any promoter of the Company, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of the Company’s 2015 fiscal year or in any presently proposed transaction which, in either case, has or will exceed one percent of the average of the Company’s total assets at yearend for the last two completed fiscal years. The Company has not entered into transactions with any member of the immediate families of the foregoing persons, nor is any such transaction proposed.

Gerald McIlhargey

COLEMC Investments, LTD., a Canadian company owned by Gerry McIlhargey, President and Director of the Company, advanced the Company a total of $45,000 for working capital in exchange for three promissory notes. The notes matured on December 31, 2011 and December 2010 and did not bear any interest. The notes have been extended until December 31, 2016.

During the years ended December 31, 2013 and 2012, our officer advanced the Company $10,300 and $7,500, respectively, for working capital in exchange for two promissory notes. The notes matured on December 31, 2013 and 2012, and did not bear any interest. The notes have been extended until December 31, 2016.

Additionally, the Company has a payable amount of $34,559 due to Gerry McIlhargey.

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

Item 14. Principal Accountant Fees and Services

Our financial statements for the fiscal years ended December 31, 2015 and December 31, 2014, along with the related statements of operations, stockholders’ equity and cash flows have been audited by BF Borgers CPA PC, a CPA firm of Lakewood, Colorado, independent registered public accounting firms, to the extent and for the period set forth in their report, and are set forth in reliance upon such report given upon the authority of them as experts in auditing and accounting.

Audit Fees

Our independent auditor, BF Borgers CPA PC, billed an aggregate of $22,500 and $22,500 for the years ended December 31, 2015 and 2014 audits. Our independent auditor also billed an aggregate of $22,500 and $22,500 in connection with the reviews of the Company’s unaudited quarterly financial statements for the years ended December 31, 2015 and 2014.

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

Tax Fees

2015	2014
$0.00	$0.00

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2015	2014
$0.00	$0.00

Item 15. Exhibits, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT NO.	DESCRIPTION OF DOCUMENT

2.1 (5)	Agreement of Share Exchange and Purchase and Sale dated January 2, 2004 between St. Joseph, Inc. and Phyllis L. Bell, and Paul D. Aelmore and Staf-Tek Services, Inc.

3.1 (1)	Articles of Incorporation of Pottery Connection, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on January 19, 2001.

3.3 (5)	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on November 6, 2003.

3.4 (6)	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on September 29, 2006.

3.5 (7)	Articles of Amendment to the Articles of Incorporation filed with the Colorado Secretary of State on May 18, 2007.

3.6 (7)	Articles of Amendment to the Articles of Incorporation filed with the Colorado Secretary of State on May 23, 2007.

3.5 (3)	Bylaws of St. Joseph, Inc. (formerly known as Pottery Connection, Inc.)

4.1 (1)	Specimen form of St. Joseph’s stock certificate for shares of its common stock.

4.2 (10)	2006 Stock Option Plan.

10.1 (3)	Exclusive Agreement between St. Joseph Energy, Inc. and David Johnson.

10.2 (2)	Form of User Agreement for St. Joseph, Inc.

10.3 (9)	Promissory Note dated June 16, 2005 for $96,000 issued by St. Joseph, Inc. to John H. Simmons.

10.4 (9)	Promissory Note dated December 28, 2006 for $25,000 issued by Staf*Tek Services, Inc. to Gerry McIlhargey.

10.5 (8)	Form of Letter Agreement for conversion of Series B Stock to common stock on December 31, 2007.

10.6 (8)	Form of Letter Agreement for conversion of promissory notes to common stock on December 31, 2007.

14.1 (9)	Code of Ethics.

21.1 (9)	Subsidiaries of St. Joseph, Inc.

31.1*	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(1)	Filed on July 23, 2002 as an exhibit to St. Joseph’s registration statement on Form 10SB and incorporated herein by reference.

(2)	Filed on April 15, 2003 as an exhibit to St. Joseph’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(3)	Filed on June 3, 2003 as an exhibit to St. Joseph’s amendment to registration statement on Form 10SB12G/A and incorporated herein by reference.

(4)	Filed on April 15, 2004 as an exhibit to St. Joseph’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference.

(5)	Filed on May 5, 2004 as an exhibit to St. Joseph’s report on Form 8-K dated April 30, 2004 and incorporated herein by reference.

(6)	Filed on November 20, 2006 as an exhibit to St. Joseph’s quarterly report on Form 10-QSB for the quarterly period ended September 30, 2006 and incorporated herein by reference.

(7)	Filed on May 23, 2007 as an exhibit to St. Joseph’s report on Form 8-K dated May 18, 2007 and incorporated herein by reference.

(8)	Filed on January 28, 2008 as an exhibit to St. Joseph’s report on Form 8-K dated December 31, 2007 and incorporated herein by reference.

(9)	Filed on April 20, 2007 as an exhibit to St. Joseph’s amendment 1 to annual report on Form 10-KSB for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(10)	Filed on August 3, 2006 as an exhibit to St. Joseph’s proxy statement on Schedule and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. JOSEPH, INC.

Dated: March 27, 2017	By:	/s/ Gerald McIlhargey
Gerald McIlhargey
President and Chief Executive Officer

Dated: March 27, 2017	By:	/s/ Kenneth L. Johnson
Kenneth L. Johnson
Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Gerald McIlhargey	March 27, 2017
Gerald McIlhargey
President, Chief Executive Officer and Director

/s/ Kenneth L. Johnson	March 27, 2017
Kenneth L. Johnson
Secretary, Treasurer and Director

/s/ Bruce Schreiner	March 27, 2017
Bruce Schreiner
Director

/s/ Donal Ford	March 27, 2017
Donal Ford
Director

/s/ Maureen O’Brien	March 27, 2017
Maureen O’Brien
Director

ST. JOSEPH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of St. Joseph, Inc.:

We have audited the accompanying consolidated balance sheets of St. Joseph, Inc. (“the Company”) as of December 31, 2015 and 2014 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of St. Joseph, Inc., as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC
B F Borgers CPA PC
Lakewood, CO
March 24, 2017

ST. JOSEPH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS
CURRENT ASSETS:
Cash	$-	$12,721
Accounts receivable, net of allowance for doubtful accountsof $2,208 and $2,208, respectively	-	-
Total current assets	-	12,721

Property and equipment, net of accumulated depreciation of $1,000 and $1,000, respectively	-	-
Prepaid expense	-	60,000

Total Assets	$-	$72,721

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$489,820	$458,634
Bank balance in excess	1,574	-
Accrued liabilities	202,353	187,635
Accrued preferred dividend	44,359	42,047
Bank loan and notes payable:
Bank loan	-	115,402
Advance from officer	29,700	29,700
Loan from officer	45,000	45,000
Total current liabilities	812,806	878,418
Commitments and contingencies
STOCKHOLDERS’ DEFICIT:
Preferred stock, Series A; $0.001 par value, $3.00 face value; 25,000,000 shares authorized; 5,708 and 5,708 shares issued and outstanding, respectively	6	6
Common stock, $0.001 par value; 100,000,000 shares authorized, 13,395,341 and 13,085,341 issued and outstanding, respectively	13,395	13,085
Additional paid-in capital	4,081,449	3,952,979
Retained deficit	(4,907,656)	(4,771,767)
Total stockholders’ deficit	(812,806)	(805,697)

Total Liabilities and Stockholders’ Deficit	$-	$72,721

The accompanying footnotes are an integral part of these financial statements

ST. JOSEPH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2015	2014
REVENUES:
Contract	$-	$6,656
COST OF REVENUES	-	4,159

Gross Margin	-	2,497

COSTS AND EXPENSES:
General and Administrative Expenses	203,763	254,457
Stock Based Compensation	37,003	169,336
Depreciation and Amortization	-	-
Total Costs and Expenses	240,766	423,793

Operating Income (Loss)	(240,766)	(421,296)
OTHER INCOME AND (EXPENSE):
Other Income (Expense)	-	4,075
Gain on extinguishment of debt	127,902	-
Interest Expense	(23,025)	(39,359)
Net Other Expense	104,877	(35,284)
Loss before provision for income taxes	(135,889)	(456,580)

Provision for income taxes	-	-
Net Loss	$(135,889)	$(456,580)

Loss applicable to common stockholders	$(135,889)	$(456,580)

Basic and diluted loss per common share	$(0.01)	$(0.04)

Weighted average common shares outstanding	13,257,644	12,323,378

The accompanying footnotes are an integral part of these financial statements

ST. JOSEPH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock-Series A		Common Stock		Additional Paid-in	Retained	Subscription
	Shares	Par value	Shares	Par value	Capital	Deficit	Receivable	Total

Balance December 31, 2013	5,708	$6	12,219,802	$12,220	$3,414,239	$(4,315,187)	$-	$(888,722)

Sale of common stock @ $0.50 per share	-	-	330,000	330	164,670	-	-	165,000
Issuance of common stock in exchange for debt @ $0.50 per share	-	-	285,539	285	142,484	-	-	142,769
Modification of stock options	-	-	-	-	169,336	-	-	169,336
Sale of common stock @ $0.25 per share	-	-	250,000	250	62,250	-	-	62,500
Net loss for the year ended December 31, 2014	-	-	-	-	-	(456,580)	-	(456,580)
	5,708	$6	13,085,341	$13,085	$3,952,979	$(4,771,767)	-	$(805,697)

Sale of common stock @ $0.25 per share	-	-	310,000	310	77,190	-	-	77,500
Loss on common stock exchanged for debt	-	-	-	-	14,277	-	-	14,277
Modification of stock options	-	-	-	-	37,003	-	-	37,003
Net loss for the year ended December 31, 2015	-	-	-	-	-	(135,889)	-	(135,889)

Balance December 31, 2015	5,708	$6	13,395,341	$13,395	$4,081,449	$(4,907,656)	$-	$(812,806)

The accompanying footnotes are an integral part of these financial statements

ST. JOSEPH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended
	December 31,
OPERATING ACTIVITIES	2015	2014

Net loss	$(135,889)	$(456,580)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	37,003	169,336
Loss on common stock exchanged for debt	14,277	-
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	-	-
(Increase)/decrease in other assets	60,000	1,230
Increase/(decrease) in accounts payable	45,260	53,934
Increase/(decrease) in accrued liabilities	17,030	24,650
Net cash provided by (used in) operating activities	37,681	(207,706)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Repayment on bank loan	-	(2,800)
Extinguishment of debt	(127,902)	-
Proceeds from officer advance	-	-
Repayment of officer loan and notes payable	-	(7,000)
Proceeds from officer loan and notes payable	-	2,200
Proceeds from sale of common stock	77,500	227,500
Net cash provided by (used in) financing activities	(50,402)	219,900

INCREASE (DECREASE) IN CASH	(12,721)	12,194

CASH AT BEGINNING OF PERIOD	12,721	527

CASH AT END OF PERIOD	$-	$12,721

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$22,158

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Debt principal and interest converted to common stock	$-	$142,769

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

During operation the Company, through its wholly-owned subsidiary, Staf*Tek, specialized in the recruitment and placement of professional data processing and technical personnel for clients on both a permanent and contract basis. Due to economic conditions and in anticipation of reverse acquisition and in an effort to eliminate expenses management shutdown the operational expense at Staf*Tek by reducing the number of recruiters specializing in placement of professional technical personnel, as well as finance and accounting personnel on a temporary and permanent basis. Staf*Tek is primarily a regional professional service firm located in the Tulsa, Oklahoma area. Over the course of the last several years the area has experienced a downturn in the demand for highly specialized and qualified personnel further identifying the need for the reduction in personnel and expense.

Due to economic conditions the Company has discontinued its temporary and permanent staffing services and may or may not restart operations.

Proposed Reverse Acquisition of Zone USA, Inc.

On June 15, 2016 the Company filed an 8K indicating that the Company was provided written notice of the termination of a nonbinding letter of intent(the “Letter of Intent”) with Karavos Holdings Limited and its wholly owned subsidiary Zone USA, Inc. (“Zone USA”). The contemplated acquisition was to include 100% of Karavos Holdings Limited, a holding company which wholly owns Zone USA. The Letter of Intent was effected on August 7, 2012 and extended on February 26, 2015, and has been subsequently mutually terminated on June 15, 2016.

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2015 and 2014 include the activities of St. Joseph, Inc. and its wholly-owned subsidiary, Staf*Tek Services, Inc. (“Staf*Tek”). All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net stockholders’ deficiency at December 31, 2015 and 2014. In our financial statements for the fiscal years ended December 31, 2015 and 2014, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

Cash Equivalents and Fair Value of Financial Instruments

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2015 and 2014.

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

Impairment and Disposal of Long-lived Assets

The Company evaluates the carrying value of its long-lived assets when indicators of impairment are present. Impairment is assessed when the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairments recognized for the years ended December 31, 2015 and 2014.

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

Advertising Costs

The Company expenses all advertising as incurred. The Company incurred advertising costs totaling $0 and $720 for the years ended December 31, 2015 and 2014, respectively.

Loss Per Common Share

The Company reports earnings (loss) per share using a dual presentation of basic and diluted earnings per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. Preferred stock and common stock options outstanding at December 31, 2015 were not included in the diluted loss per share as all 5,708 preferred shares and all 417,500 options were anti-dilutive as the Company incurred losses during the year. Preferred stock and common stock options outstanding at December 31, 2014 were not included in the diluted loss per share as all 5,708 preferred shares and all 502,500 options were anti-dilutive as the Company incurred losses during the year. Therefore, basic and diluted losses per share at December 31, 2015 and 2014 were equal.

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

Recently Adopted and Recently Enacted Accounting Pronouncements

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) (“ASU 2015-16”). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-16—Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-17—Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.

On August 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements – Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities August apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception August change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

NOTE 2 – Related Party Transactions

During the year ended December 31, 2014, Gerry McIlhargey, President and Director of the Company, advanced the Company $7,807 for working capital. There were no advances or repayments during the year ended December 31, 2015. The balance of the accounts payable to Gerry McIlhargey at December 31, 2015 was $34,559.

In prior years, COLEMC advanced the Company a total of $45,000 for working capital in exchange for three promissory notes. The notes do not bear interest and matures on December 31, 2016.

During the years ended December 31, 2013, 2012 and 2011, an officer advanced the Company $5,500, $7,500 and $16,700, respectively, for working capital in exchange for three promissory notes. The total balance of the notes is $29,700 and do not bear any interest. The notes matured on December 31, 2014.

NOTE 3 – Notes Payable and Accounts Payable

Bank Loan

The Company originally had a $200,000 line of credit with the bank. In August 2010, the Company converted its line of credit with the bank to a bank loan, which is collateralized by all assets of the Company’s subsidiary company, Staf*Tek, including all receivables and property and equipment. The bank loan agreement included the following provisions: 1) an agreement to provide insurance coverage for the collateralized assets in the amount of $180,000; and 2) covenants to provide certain financial documents to the bank on a monthly and annual basis. On September 9, 2013, the Company received a default letter from the bank. Since that time, the bank and the Company settled the loan and the balance is zero.

On April 9, 2015, the Company entered into a Settlement Agreement for repayment of the bank loan. Under terms of the Settlement Agreement, the Company was required to repay the bank $30,000 as follows: $7,500 on or before April 20, 2015, $7,500 on or before May 20, 2015, and a final payment of $15,000 on or before June 20, 2015. As of September 30, 2015, the Company had repaid all $30,000 under the Settlement Agreement. As a result, the Company recorded a $85,402 gain on the debt restructuring for the nine months ended September 30, 2015.

Interest expense on the Company’s bank borrowing was $6,436 and $3,710, during the years ended December 31, 2015 and 2014, respectively.

Other Notes Payable

None

Accounts Payable

The Company confirmed no amount was owing to the Elite Financial and accordingly reported $42,500 in revenue from the reduction of the amount previously recorded as a payable to that vendor.

NOTE 4 – Shareholders’ Deficit

Preferred Stock

The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series, as well as the designation, relative rights, powers, preferences, restrictions and limitations of all such series. In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock and 5,708 have not been converted to common stock at December 31, 2015.

During the years ended December 31, 2015 and 2014, the Company did not issue any Series A Convertible Preferred Stock. Series A Convertible Preferred Stock is convertible to one share of common stock and has a yield of 6.75% dividend per annum, which is paid quarterly on a calendar basis for a period of five years.

The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends total $44,359 and $42,047 as of December 31, 2015 and 2014, respectively. The Company will commence dividend payments pursuant to the terms of a settlement agreement as funds are available.

Common Stock

In a private placement during the year ended December 31, 2015, the Company sold 310,000 shares of common stock to accredited investors at a price of $0.25 per share for gross proceeds totaling $77,500. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

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

Debt Conversion

Effective January 31, 2014, the Company converted loans and related accrued interest totaling $142,769 into 285,539 shares of common stock at a value of $0.50 per share which is equivalent to the private placement $0.50 per share price at the time of the conversion. No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

Equity Awards Granted to Employees

The following schedule summarizes the changes in the Company’s equity awards for the year ended December 31, 2015.

	Awards Outstanding and Exercisable	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2014	502,500	$0.50	$0.50	1.00 yrs	$-
Granted
Exercised
Cancelled/Expired	85,000	$0.50	$0.50	-
Outstanding and exercisable at December 31, 2015	417,500	$0.25	$0.25	1.00 yrs	$-

Deadlines for the exercise of 502,500 options were extended to December 31, 2015, at which time the options expired. On December 31, 2015, a total of 417,500 common stock options were granted to Officers, Directors and Key Employees at a strike price of $0.25 per share which is below the 30 day moving average stock price of $0.15 per share. The Black-Scholes fair value calculation represents an intrinsic value of $37,003.

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

The Company has unpaid obligations to the Internal Revenue Service for payroll taxes, including accrued penalties and interest, in the amount of $102,938 at December 31, 2014 and $128,782 at December 31, 2015.

NOTE 6 – Legal Proceedings

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

Staf*Tek’s client terminated Mr. McGowan for performance issues after one month of employment. Mr. McGowan filed a lawsuit against Staf*Tek and the client and subsequently filed a motion for default judgment, which was granted by the judge. On March 9, 2012, Stat*Tek filed a motion to vacate the default judgment and requested a new trial. Staf*Tek has engaged counsel and intends to vigorously defend this action. As of this date, the client that terminated Mr. McGowan has been dismissed from the lawsuit by the judge because they had not been served within six months of the original filing of the lawsuit by Mr. McGowan’s counsel. Mr. McGowan and his attorney were three weeks late responding to our request for discovery and we requested dismissal. However, the judge did not grant dismissal. Mr. McGowan filed a motion for partial summary judgment on June 12, 2014. The Company responded on June 27, 2014, and the motion for partial summary judgment was denied on July 29, 2014. Mr. McGowan is seeking damages against Staf*Tek in an amount in excess of $75,000. Management deems the suit to be without merit, however, the costs of defending against the complaint could be substantial. In the event judgment is made against the Company and payment deemed appropriate, it may force the Company out of business.

The Company entered a settlement with the Oklahoma Employment Security Commission on January 14, 2015 regarding a proceeding brought by them against the Company. The Company and the Oklahoma Employment Security Commission settled the Company’s obligation of tax and accrued penalties and interest for a set monthly payment of $1,591. The balance of the remaining obligation at December 31, 2015 was $12,749.

NOTE 7 – Commitment

The Company leased office space in Tulsa, Oklahoma under an operating lease, which expired in April 2012. We leased the office space on a month-to-month basis through May 2014. As of December 31, 2014, the Company owed $5,000 as part of a settlement and has agreed to repay the balance owed at a rate of $1,000 per month. Rent expense during the years ended December 31, 2015 and 2014 totaled $6,000 and $15,048, respectively.

NOTE 8 – Subsequent Event

The Company has evaluated subsequent events through April 15, 2015. Other than those described below, there have been no subsequent events after December 31, 2014 for which disclosure is required.

On June 15, 2016, the Company filed an 8K indicating that the Company was provided written notice of the termination of a nonbinding letter of intent (the “Letter of Intent”) with Karavos Holdings Limited and its wholly owned subsidiary Zone USA, Inc. (“Zone USA”). The contemplated acquisition was to include 100% of Karavos Holdings Limited, a holding company which wholly owns Zone USA. The Letter of Intent was effected on August 7, 2012 and extended on February 26, 2015, and has been subsequently mutually terminated June 15, 2016.

