Form 10-Q
period 2016-03-31
ST JOSEPH INC
filed 2017-09-15
CIK 1177135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 14, 2017, there were 13,335,341 shares issued and outstanding of the registrant’s common stock.

ST. JOSEPH, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

ST. JOSEPH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)	(Derived from audited financial statements)
ASSETS

CURRENT ASSETS:
Cash	$390	$-
Total current assets	390	-

Property and equipment, net of accumulated depreciation of $1,000 and $1,000 respectively	-	-

Total Assets	$390	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$491,019	$489,820
Bank balance in excess	-	1,574
Accrued liabilities	213,052	202,353
Accrued preferred dividend	44,648	44,359
Bank loan and notes payable:
Advance from officer	29,700	29,700
Loan from officer	45,000	45,000

Total current liabilities	823,419	812,806

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Convertible preferred stock, Series A; $0.001 par value, $3.00 face value; convertible at one share for one share of common stock. 25,000,000 shares authorized; 5,708 (unaudited) and 5,708 shares issued and outstanding, respectively	6	6
Common stock, $0.001 par value; 100,000,000 shares authorized, 13,455,341 (unaudited) and 13,395,341 issued and outstanding, respectively	13,455	13,395
Additional paid-in capital	4,096,389	4,081,449
Retained deficit	(4,932,879)	(4,907,656)
Total stockholders’ deficit	(823,029)	(812,806)

Total Liabilities and Stockholders’ Deficit	$390	$-

The accompanying footnotes are an integral part of these unaudited financial statements

F - 1

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2016	2015
REVENUES:
Contract	$-	$-
COST OF REVENUES	-	-

Gross Margin	-	-

COSTS AND EXPENSES:
General and Administrative Expenses	6,580	71,718
Payroll Expenses	4,875	-
Total Costs and Expenses	11,455	71,718

Operating Income (Loss)	(11,455)	(71,718)

OTHER INCOME AND (EXPENSE):
Other Income (Expense)	-	-
Debt Restructuring	-	85,402
Interest Expense	(13,768)	-
Net Other Income (Expense)	(13,768)	13,684
Income (Loss) before provision for income taxes	(25,223)	13,684

Provision for income taxes	-	-
Net Income (Loss)	$(25,223)	$13,684

Income (Loss) applicable to common stockholders	$(25,223)	$13,684

Basic and diluted earnings (loss) per common share	$(0.001)	$0.001

Weighted average common shares outstanding	13,447,648	13,114,466

The accompanying footnotes are an integral part of these unaudited financial statements

F - 2

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional
	Preferred Stock-Series A		Common Stock		Paid-in	Retained
	Shares	Par value	Shares	Par value	Capital	Deficit	Total

Balance December 31, 2014	5,708	$6	13,085,341	$13,085	$3,952,979	$(4,771,767)	$(805,697)

Sale of common stock @ $0.25 per share	-	-	310,000	310	77,190	-	77,500
Loss on common stock exchanged for debt	-	-	-	-	14,277	-	14,277
Modification of stock options	-	-	-	-	37,003	-	37,003
Net income for the year ended December 31, 2015	-	-	-	-	-	(135,889)	(135,889)

Balance December 31, 2015	5,708	$6	13,395,341	$13,395	$4,081,449	$(4,907,656)	$(812,806)

Sale of common stock @ $0.25 per share	-	-	60,000	60	14,940	-	15,000
Net loss for the three months ended March 31, 2016	-	-	-	-	-	(25,223)	(25,223)

Balance March 31, 2016	5,708	$6	13,455,341	$13,455	$4,096,389	$(4,932,879)	$(823,029)

The accompanying footnotes are an integral part of these unaudited financial statements

F - 3

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended
	March 31,
	2016	2015
OPERATING ACTIVITIES

Net income (loss)	$(25,223)	$13,684
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on debt restructuring	-	-
Changes in operating assets and liabilities:
(Increase)/decrease in other assets	-	60,000
Increase/(decrease) in accounts payable	(86)	(2,242)
Increase/(decrease) in accrued liabilities	10,699	(6,367)
Net cash provided by (used in) operating activities	(14,610)	(20,327)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from sale of common stock	15,000	15,000
Net cash provided by (used in) financing activities	15,000	15,000

INCREASE (DECREASE) IN CASH	390	(5,327)

CASH AT BEGINNING OF PERIOD	-	12,721
CASH AT END OF PERIOD	$390	$7,394

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying footnotes are an integral part of these unaudited financial statements

F - 4

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The condensed balance sheet at December 31, 2016 has been derived from financial statements included in the Form 10-K. The accompanying unaudited financial statements at March 31, 2016 presented herein have been prepared by St. Joseph, Inc. (the “Company”) in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The results of operations presented for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

There is no provision for dividends for the quarter to which this quarterly report relates other than the accrued dividends relating to the preferred shares.

Financial data presented herein are unaudited.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net capital deficiency at March 31, 2016 and December 31, 2015. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

F - 5

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies

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

F - 6

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Principles of Consolidation

The consolidated financial statements for the periods ended March 31, 2016 and 2015 include the activities of St. Joseph, Inc. and its wholly-owned subsidiary, Staf*Tek Services, Inc. (“Staf*Tek”). All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net stockholders’ deficiency at March 31, 2016 and 2015. In our financial statements for the periods ended March 31, 2016 and 2015, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

Cash Equivalents and Fair Value of Financial Instruments

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2016 and December 31, 2015.

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

F - 7

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Impairment and Disposal of Long-lived Assets

The Company evaluates the carrying value of its long-lived assets when indicators of impairment are present. Impairment is assessed when the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairments recognized for the periods ended March 31, 2016 and 2015.

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

Advertising Costs

The Company expenses all advertising as incurred. The Company incurred advertising costs totaling $0 and $702 for the periods ended March 31, 2016 and December 31 2015, respectively.

Loss Per Common Share

The Company reports earnings (loss) per share using a dual presentation of basic and diluted earnings per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. Preferred stock and common stock options outstanding at March 31, 2016 were not included in the diluted loss per share as all 5,708 preferred shares and all 417,500 options were anti-dilutive as the Company incurred losses during the year. Preferred stock and common stock options outstanding at March 31, 2015 are includable in the diluted loss per share as the Company had net income for the year.

F - 8

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Stock-Based Compensation:

The Company recognizes share-based compensation based on the options’ fair value, net of estimated forfeitures on a straight line basis over the requisite service periods, which is generally over the awards’ respective vesting period, or on an accelerated basis over the estimated performance periods for options with performance conditions. The stock option fair value is estimated on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates. The Company has modified its outstanding stock options several times over the prior three years resulting in recognition of additional expenses (see Note 5).

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

(3)	Related Party Transactions

In prior years, COLEMC Investments, LTD., a Canadian Company owned by Gerry McIlhargey, President and Director of the Company, advanced the Company a total of $45,000 for working capital in exchange for three promissory notes. The notes do not bear interest and matured on December 31, 2014 and have been extended until December 31, 2016. The notes are not able to be converted to shares of the Company.

During the years ended December 31, 2012 and 2011, an officer advanced the Company $7,500 and $16,700, respectively, for working capital in exchange for two promissory notes. During the year ended December 31, 2013, the officer advanced the Company an additional $5,500. The total balance of the notes is $29,700 and do not bear any interest. The notes matured on December 31, 2014 and is currently in default. The notes are not able to be converted into shares of the Company.

The advance payable to Sensory Electronics, Inc. for $3, 750 is a short-term loan due with no interest nor maturity date. The company is owned by a Director of the Company. The advance was for operating funds.

F - 9

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(4)	Notes Payable

Bank Loan

The Company originally had a $200,000 line of credit with the bank since 2005. In August 2010, the Company converted its line of credit with the bank to a bank loan, which is collateralized by all of assets of the Company’s subsidiary company, Staf*Tek, including all receivables and property and equipment. On September 9, 2013, the Company received a default letter from the bank.

On April 9, 2015, the Company entered into a Settlement Agreement for repayment of the bank loan, reducing the loan obligation to $30,000. As of December 31, 2015, the Company fulfilled the settlement agreement and recognized $85,402 gain for debt restructuring on default of the bank loan.

(5)	Shareholders’ Deficit

Preferred Stock

The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series, as well as the convertibility features of and divided yield of such series. In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock as part of the initial staffing company acquisition and 5,708 have not been converted to common stock at March 31, 2016 and remain preferred shares.

Series A Convertible Preferred Stock is convertible to one share of common stock and have a stated value of $3.00 per share. Each holder of Series A Shares is entitled to receive a dividend equal 6.75% of the state value of the Series A Shares payable on each anniversary of the date of issuance of such shares.

The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends total $44,648 (unaudited) and $44,359 as of March 31, 2016 and December 31, 2015, respectively. Interest accrued on Series A Convertible Preferred Stock dividends total $289 for the period ended March 31, 2016 and $2,312 for the period ended December 31 2015. The Company will commence dividend payments pursuant to the terms of a settlement agreement as funds are available.

Common Stock

In a private placement during the three months ended March 31, 2016, the Company sold 60,000 (unaudited) shares of common stock to accredited investors at a price of $0.25 per share for gross proceeds totaling $15,000 (unaudited).

In a private placement during the three months ended March 31, 2015, the Company sold 60,000 shares of common stock to accredited investors at a price of $0.25 per share for gross proceeds totaling $15, 000.

No underwriters were used and no underwriting discounts or commissions were payable. The shares have been offered and sold by the Company in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended.

F - 10

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The shares were offered and sold only to accredited investors; as such term is defined by Rule 501 of Regulation D. All of the shares sold in the private placement are restricted securities pursuant to Rule 144.

Debt Conversion

None

Equity Awards Granted to Employees

On September 9, 2014, the Company’s Board of Directors extended the deadline for the exercise of the 502,500 options by one year from December 31, 2014 to December 31, 2015. In addition, the Board reduced the exercise price of the options from $1.05 to $0.50. Accordingly, the Company revalued the stock options, which resulted in a charge to share-based compensation totaling $118,350 during the year ended December 31, 2014. On December 31, 2015 the options expired and each member of the Board of Directors was granted a similar amount of shares for a period of one year, or December 31, 2016. The exercise price of $0.25 per share is below the thirty day moving market price of $0.15 per share.

Because the Company’s equity awards to employees and Board Members expired December 31, 2016. There is no effect for such awards in the current period. On June 7, 2017 417,500 options were awarded to Board Members at an exercise price of $0.10 per share.

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

Staf*Tek’s client terminated Mr. McGowan for performance issues after one month of employment. Mr. McGowan filed a lawsuit against Staf*Tek and the client and subsequently filed a motion for default judgment, which was granted by the judge. On March 9, 2012, Stat*Tek filed a motion to vacate the default judgment and requested a new trial. Staf*Tek has engaged counsel and intends to vigorously defend this action. As of this date, the client that terminated Mr. McGowan has been dismissed from the lawsuit by the judge because they had not been served within a six months of the original filing of the lawsuit by Mr. McGowan’s counsel. Mr. McGowan and his attorney were three weeks late responding to our request for discovery and we requested dismissal. However, the judge did not grant dismissal. Mr. McGowan filed a motion for partial summary judgment on June 12, 2014. The Company responded on June 27, 2014 and the motion for partial summary judgment was denied on July 29, 2014. Mr. McGowan is seeking damages against Staf*Tek in an amount in excess of $75,000. Management deems the suit to be without merit, however, the costs of defending against the complaint could be substantial. In the event judgment is made against the Company and payment deemed appropriate, it may force the Company out of business. There has been no accrual for expenses related to this law suit.

F - 11

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(7)	Commitment & Contingencies

The Company currently leases office space in McKinney, Texas on a month-to-month basis. Rent expense for the three months ended March 31, 2016 and 2015 totaled $1,500 respectively (unaudited).

The Company owes the following to the IRS for payroll taxes:

	3/31/2016	12/31/2015
Federal Withholding	$67,282	$67,282
Interest	6,303	5,798
Penalties	11,966	11,597
	$85,551	$84,677

Federal FICA	$35,656	$35,656
Interest	3,084	2,816
Penalties	6,167	5,632
	$44,907	$44,104

Interest accrued on Federal Withholding taxes owed was $505 and $5,798 for periods ended March 31, 2016 and December 31, 2015 respectively. Penalties accrued on Federal Withholding taxes owed was $369 and $11,597 for periods ended March 31, 2016 and December 31, 2015 respectively. Interest accrued on Federal FICA taxes owed was $268 and $2,816 for periods ended March 31, 2016 and December 31, 2015 respectively. Penalties accrued on Federal FICA taxes owed was $535 and $5,632 for periods ended March 31, 2016 and December 31, 2015 respectively.

The Company owes payroll taxes, interest and penalties to Oklahoma as follows:

	3/31/2016	12/31/2015
Oklahoma Withholding	$32,220	$20,044

The Company owes unemployment taxes to Oklahoma as follows:

	3/31/2016	12/31/2015
Oklahoma Unemployment	$9,541	$9,541

(8)	Subsequent Events

The Company has evaluated subsequent events through September 14, 2017. Other than those described below, there have been no material subsequent events after March 31, 2016 for which disclosure is required.

The Company’s equity awards to employees and Board Members expired December 31, 2015. On June 7, 2017 417,500 options were awarded to Board Members at an exercise price of $0.10 per share.

The company had no material changes in the status of any legal proceedings.

F - 12

ST. JOSEPH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company has the following liabilities as of March 31, 2016.

Loan Payable to Officer	$45,000
Advance from Officer	$29,700
Accrued Preferred Dividend Payable	$44,648

The Company has 5,708 shares of Preferred Stock issued.

The $45,000 advance from COLEMC Investments, LTD, a Canadian company owned by Gerry McIlhargey, President and Directory of the Company, as reflected in Related Party Transactions, has been extended until December 31, 2017.

There are no changes in regard to unpaid state and federal taxes by way of settlements. The penalties and interest continue to accrue and nothing has been paid as of the date of this filing.

F - 13

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Results of Operations for the Three Months Ended March 31, 2016 and 2015

The following tables sets forth the summary income statement for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2016		2015
		% of		% of	Change	Change
	$	Revenue	$	Revenue	$	%
REVENUES:
Contract	$-	0.00%	$-	0.00%	$-	0.00%
COST OF REVENUES	-	0.00%	-	0.00%	-	0.00%

Gross Margin	-	0.00%	-	0.00%	-	0.00%

COSTS AND EXPENSES:
General and Administrative Expenses	11,455	100.00%	71,718	100.00%	(60,263)	-84.03%
Depreciation and Amortization	-	0.00%	-	0.00%	-	0.00%
Total Costs and Expenses	11,455	100.00%	71,718	100.00%	(60,263)	-84.03%

Operating Income (Loss)	(11,455)	-100.00%	(71,718)	-100.00%	(60,263)	-84.03%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	-	0.00%	85,402	100.00%	(85,402)	-100.00%
Interest Expense	13,768	100.00%	-	0.00%	13,768	-100.00%
Net Other Income (Expense)	(13,768)	100.00%	85,402	100.00%	(71,634)	-183.88%
Loss before provision for income taxes	(25,223)	100.00%	13,684	100.00%	(38,907)	-384.32%

Provision for income taxes	-	0.00%	-	0.00%	-	0.00%

Net Income (Loss)	$(25,223)	100.00%	$13,684	100.00%	$(38,907)	-384.32%

Revenues

Revenues for the three months ended March 31, 201 were to $-0-, the same for the three months ended March 31, 2015. This is attributable to the termination of the Company’s revenue-producing operations.

Gross Profit

For the three months ended March 31, 2016, and three months ended March 31, 2015 was -0-. This is due to the termination of the Company’s revenue-producing operations.

Total Costs and Expenses

Total costs and expenses for the three months ended March 31, 2016 decreased to $11,455 from $71,718 for the three months ended March 31, 2015. This decrease in our total operating expenses of $60,263 is approximately 84.03% below that of the prior period is attributed to the termination of the Company’s revenue-producing operations.

Net Other Income (Expense)

Net other income/expense for the three months ended March 31, 2016 decreased to $(13,768) from $85,402 for the three months ended March 31, 2015. This is a decrease in net other income/expense of $86,944, or approximately 183.88% over the prior period resulting from the restructuring and related $85,402 gain recognized on the Company’s bank loan.

Net Income (Loss)

Due to the aforementioned reasons, our net income for the three months ended March 31, 2016 decreased to $(25,223) as compared to $13,684 for the three months ended March 31, 2015. This decrease in net income of $38,907 is approximately 384.32% less than that of the prior period income resulting from the restructuring and related $85,402 gain recognized on the Company’s bank loan.

Liquidity and Capital Resources

As of March 31, 2016, we had a cash balance of $390.

The following table summarizes total current assets, liabilities and working capital at March 31, 2016 compared to December 31, 2015:

	Period Ended
	March 31, 2016	December 31, 2015	Increase/Decrease
Current Assets	$390	$-	$390
Current Liabilities	$823,419	$812,806	$(10,613)
Working Capital Deficit	$(823,029)	$(812,806)	$10,223

Going Concern

For the three months ended March 31, 2016, our funds are insufficient to fund our daily operations. We must seek other sources of financing to maintain liquidity. The ability of the Company to continue is dependent on management’s plans, which include the raising of capital through the debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital.

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

Summary Cash Flows for the three months ended March 31, 2016 and 201

	Three months ended March 31,
	2016	2015
Net cash provided by (used in) operating activities	$(14,610)	$(20,327)
Net cash provided by (used in) investing activities	$-	$-
Net cash provided by (used in) financing activities	$15,000	$15,000

Cash Used In Operating Activities

Net cash used in our operating activities in the first three months of 2016 totaled $14,610, which compared to net cash used in our operating activities of $20,327 for the same three months in the prior year.

Cash Provided By Financing Activities

In a private placement during the three months ended March 31, 2016, the Company sold 60,000 (unaudited) shares of common stock to accredited investors at a price of $0.25 per share for gross proceeds totaling $15,000 (unaudited).

Inflation

There was no significant impact on the Company’s operations as a result of inflation for the three months ended March 31, 2016. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K to the SEC for the fiscal year ended December 31, 2016.

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

Off Balance Sheet Arrangements

During the three months ended March 31, 2016, we did not engage in any material off-balance sheet activities, nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment or intent to provide additional funding to any such entities.

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

ITEM 1A. RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In a private placement during the three months ended March 31, 2015, the Company sold 60,000 (unaudited) shares of common stock to accredited investors at a price of $0.25 per share for gross proceeds totaling $15,000 (unaudited).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K filed on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends will commence dividend payments pursuant to the terms of a settlement agreement as funds are available. There is an accrued amount of Series A Convertible Preferred Stock dividends in the amount of $44,648 as of March 31, 2016 $44,359 at December 31, 2054).

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101.INS	XBRL Instance Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

SIGNATURES

Pursuant to the requirments of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 15, 2017

ST. JOSEPH, INC.

/s/ GERALD MCILHARGEY
Gerald McIlhargey, Chief Executive Officer

