Form 10-Q
period 2016-06-30
ST JOSEPH INC
filed 2017-12-22
CIK 1177135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 22, 2017, there were 13,335,341 shares issued and outstanding of the registrant’s common stock.

ST. JOSEPH, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ST. JOSEPH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)	(Derived from audited financial statements)
ASSETS
CURRENT ASSETS:
Cash	$32,520	$-
Accounts receivable, net of allowance for doubtful accounts of $2,208 and $2,208, respectively	-	-
Total current assets	32,520	-

Property and equipment, net of accumulated depreciation of $1,000 and $1,000, respectively	-	-

Total Assets	$32,520	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$480,495	$489,820
Bank balance in excess	-	1,574
Accrued liabilities	217,238	202,353
Accrued preferred dividend	44,937	44,359
Notes payable:
Advance from officer	29,700	29,700
Loan from officer	45,000	45,000
Total current liabilities	817,370	812,806
Commitments and contingencies
STOCKHOLDERS’ DEFICIT:
Preferred stock, Series A; $0.001 par value, $3.00 face value; 25,000,000 shares authorized; 5,708 and 5,708 shares issued and outstanding, respectively	6	6
Common stock, $0.001 par value; 100,000,000 shares authorized, 13,455,341 and 13,395,341 issued and outstanding, respectively	13,455	13,395
Additional paid-in capital	4,096,389	4,081,449
Retained deficit	(4,894,700)	(4,907,656)
Total stockholders’ deficit	(784,850)	(812,806)

Total Liabilities and Stockholders’ Deficit	$32,520	$-

The accompanying footnotes are an integral part of these financial statements

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES:
Contract	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-

Gross Margin	-	-	-	-

COSTS AND EXPENSES:
General and Administrative Expenses	5,856	23,708	12,436	95,426
Payroll Expense	1,625	-	6,500	-
Total Costs and Expenses	7,481	23,708	18,936	95,426

Operating Loss	(7,481)	(23,708)	(18,936)	(95,426)
OTHER INCOME AND (EXPENSE):
Other Income (Expense)
Gain on Debt restructuring	-	-	-	85,402
Fees Recovered	50,000	-	50,000	-
Interest Expense	(4,340)	-	(18,107)	-
Net Other Income	45,660	-	31,893	85,402
Income (Loss) before provision for income taxes	38,179	(23,708)	12,957	(10,024)

Provision for income taxes	-	-	-	-
Net Income (Loss)	$38,179	$(23,708)	$12,957	$(10,024)

Income (loss) applicable to common stockholders	$38,179	$(23,708)	$12,957	$(10,024)

Basic and diluted income (loss) per common share	$0.003	$(0.002)	$0.001	$(0.001)

Weighted average common shares outstanding	13,455,341	13,201,766	13,362,681	13,148,681

The accompanying footnotes are an integral part of these financial statements

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional
	Preferred Stock-Series A		Common Stock		Paid-in	Retained
	Shares	Par value	Shares	Par value	Capital	Deficit	Total

Balance December 31, 2014	5,708	$6	13,085,341	$13,085	$3,952,979	$(4,771,767)	$(805,697)

Sale of common stock @ $0.25 per share	-	-	310,000	310	77,190	-	77,500
Loss on common stock exchanged for debt	-	-	-	-	14,277	-	14,277
Modification of stock options	-	-	-	-	37,003	-	37,003
Net income for the year ended December 31, 2015	-	-	-	-	-	(135,889)	(135,889)

Balance December 31, 2015	5,708	$6	13,395,341	$13,395	$4,081,449	$(4,907,656)	$(812,806)

Sale of common stock @ $0.25 per share	-	-	60,000	60	14,940	-	15,000
Net income for the six months ended June 30, 2016	-	-	-	-	-	12,956	12,956

Balance June 30, 2016	5,708	$6	13,455,341	$13,455	$4,096,389	$(4,894,700)	$(784,850)

The accompany footnotes are an integral part of these financial statements.

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2016	2015
OPERATING ACTIVITIES

Net income (loss)	$12,957	$(10,024)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on debt restructuring	-	-
Changes in operating assets and liabilities:
(Increase)/decrease in other assets	-	60,000
Increase/(decrease) in accounts payable	(10,900)	(596)
Increase/(decrease) in accrued liabilities	15,463	(6,367)
Net cash provided by (used in) operating activities	17,520	(42,389)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from sale of common stock	15,000	77,500
Repayment of bank loan	-	(30,000)
Net cash provided by financing activities	15,000	47,500

INCREASE (DECREASE) IN CASH	32,520	5,111

CASH AT BEGINNING OF PERIOD	-	12,721

CASH AT END OF PERIOD	$32,520	$17,832

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying footnotes are an integral part of these unaudited financial statements

ST. JOSEPH, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The condensed balance sheet at December 31, 2015 has been derived from financial statements included in the Form 10-K. The accompanying unaudited financial statements at June 30, 2016 presented herein have been prepared by St. Joseph, Inc. (the “Company”) in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The results of operations presented for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

There is no provision for dividends for the quarter to which this quarterly report relates other than the accrued dividends relating to the preferred shares.

Financial data presented herein are unaudited.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net capital deficiency at June 30, 2016 and December 31, 2015. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

ST. JOSEPH, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Principles of Consolidation

The consolidated financial statements for the periods ended June 30, 2016 and 2015 include the activities of St. Joseph, Inc. and its wholly-owned subsidiary, Staf*Tek Services, Inc. (“Staf*Tek”). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents and Fair Value of Financial Instruments

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2016 and December 31, 2015.

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

ST. JOSEPH, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Impairment and Disposal of Long-lived Assets

The Company evaluates the carrying value of its long-lived assets when indicators of impairment are present. Impairment is assessed when the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairments recognized for the periods ended June 30, 2016 and 2015.

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

Advertising Costs

The Company expenses all advertising as incurred. The Company incurred advertising costs totaling $315 and $702 for the periods ended June 30, 2016 and December 31 2015, respectively.

Income/Loss Per Common Share

The Company reports earnings (loss) per share using a dual presentation of basic and diluted earnings per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. Preferred stock outstanding, 5,708 shares at June 30, 2016 is included in the diluted loss per share as the Company has net income for the six months ended June 30, 2016. Preferred stock and common stock options outstanding at June 30, 2015 are not includable in the diluted loss per share as the Company had net loss for the for the six months ended June 30, 2015.

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

During the years ended December 31, 2012 and 2011, an officer advanced the Company $7,500 and $16,700, respectively, for working capital in exchange for two promissory notes. During the year ended December 31, 2013, the officer advanced the Company an additional $5,500. The total balance of the notes is $29,700 and do not bear any interest. The notes matured on December 31, 2014 and are currently in default. The notes are not able to be converted into shares of the Company.

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

(5) Shareholders’ Deficit

Preferred Stock

The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series, as well as the convertibility features of and divided yield of such series. In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock as part of the initial staffing company acquisition and 5,708 have not been converted to common stock at June 30, 2016 and remain preferred shares.

Series A Convertible Preferred Stock is convertible to one share of common stock and have a stated value of $3.00 per share. Each holder of Series A Shares is entitled to receive a dividend equal 6.75% of the state value of the Series A Shares payable on each anniversary of the date of issuance of such shares.

The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends total $44,947 (unaudited) and $44,359 as of June 30, 2016 and December 31, 2015, respectively. Interest accrued on Series A Convertible Preferred Stock dividends total $578 for the six months ended June 30, 2016 and $2,312 for the year ended December 31, 2015. The Company will commence dividend payments pursuant to the terms of a settlement agreement as funds are available.

Common Stock

In a private placement during the six months ended June 30, 2016, the Company sold 60,000 (unaudited) shares of common stock to accredited investors at a price of $0.25 per share for gross proceeds totaling $15,000 (unaudited).

In a private placement during the three months ended June 30, 2015, the Company sold 310,000 shares of common stock to accredited investors at a price of $0.25 per share for gross proceeds totaling $77,500.

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

Debt Conversion

None

Equity Awards Granted to Employees

On September 9, 2014, the Company’s Board of Directors extended the deadline for the exercise of the 502,500 options by one year from December 31, 2014 to December 31, 2015. In addition, the Board reduced the exercise price of the options from $1.05 to $0.50. Accordingly, the Company revalued the stock options, which resulted in a charge to share-based compensation totaling $118,350 during the year ended December 31, 2014. On December 31, 2015 the options expired and each member of the Board of Directors was granted a similar amount of shares for a period of one year, expiring on-December 31, 2016. The exercise price of $0.25 per share is greater than the thirty day moving market price of $0.15 per share.

The Company’s equity awards were not excersied and expired on December 31, 2016. There is no accounting impact because the exercise price was greater than the market price. On June 7, 2017 417,500 were options were awarded to Board Members at an exercise price of $0.10 per share.

(5) Income Taxes

The Company records its income taxes in accordance with ASC 740 Income Taxes. The Company is carrying over net operating losses from all periods, resulting in no income taxes.

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

ST. JOSEPH, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)

(7) Commitment & Contingencies

The Company currently leases office space in McKinney, Texas on a month-to-month basis. Rent expense for the six months ended June 30, 2016 and 2015 totaled $3,000 respectively (unaudited).

The Company owes the following to the IRS for payroll taxes:

	6/30/2016	12/31/2015
Federal Withholding	$67,282	$67,282
Interest	6,808	5,798
Penalties	13,615	11,597
	$87,705	$84,677

Federal FICA	$35,656	$35,656
Interest	3,351	2,816
Penalties	6,784	5,632
	$45,791	$44,104

Interest accrued on Federal Withholding taxes owed was $505 and $5,798 for the six months ended June 30, 2016 and twelve months ended December 31, 2015 respectively. Penalties accrued on Federal Withholding taxes owed was $369 and $11,597 for the six months ended June 30, 2016 and twelve months ended December 31, 2015 respectively. Interest accrued on Federal FICA taxes owed was $268 and $2,816 for the six months ended June 30, 2016 and twelve months ended December 31, 2015 respectively. Penalties accrued on Federal FICA taxes owed was $535 and $5,632 for six months ended June 30, 2016 and twelve months ended December 31, 2015 respectively.

The Company owes payroll taxes, interest and penalties to Oklahoma as follows:

	6/30/2016	12/31/2015
Oklahoma Withholding	$32,859	$20,044

The Company owes unemployment taxes to Oklahoma as follows:

	6/30/2016	12/31/2015
Oklahoma Unemployment	$9,541	$12,723

The Company has made twelve of eighteen installment payments toward its Oklahoma unemployment obligations. Due to cash flow restrictions the payments have not been reinstated as of June 30, 2016.

ST. JOSEPH, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)

(8) Subsequent Events

The Company has evaluated subsequent events through June 15, 2017. Other than those described below, there have been no material subsequent events after June 30, 2016 for which disclosure is required.

The Company’s equity awards to employees and Board Members expired December 31, 2015. On June 7, 2017 417,500 options were awarded to Board Members at an exercise price of $0.10 per share.

The Company had no material changes in the status of any legal proceedings.

The Company has the following liabilities as of June 30, 2016.

Loan Payable to Officer	$45,000
Advance from Officer	$29,700
Accrued Preferred Dividend Payable	$44,648

The Company has 5,708 shares of Preferred Stock issued.

The $45,000 advance from COLEMC Investments, LTD, a Canadian company owned by Gerry McIlhargey, President and Director of the Company, as reflected in Related Party Transactions, has been extended until December 31, 2017.

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

Results of Operations for the Six Months Ended June 30, 2016 and 2015

The following tables sets forth the summary income statement for the three months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
	2016		2015
		% of		% of	Change	Change
	$	Revenue	$	Revenue	$	%
REVENUES:
Contract	$-	0.00%	$-	0.00%	$-	0.00%
COST OF REVENUES	-	0.00%	-	0.00%	-	0.00%

Gross Margin	-	0.00%	-	0.00%	-	0.00%

COSTS AND EXPENSES:
General and Administrative Expenses	12,436	65.67%	95,426	100.00%	(82,990)	-86.97%
Payroll Expense	6,500	34.33%	-	0.00%	6,500	100.00%
Total Costs and Expenses	18,936	100.00%	95,426	100.00%	76,490	-80.16%

Operating Income (Loss)	(18,936)	-100.00%	(95,426)	-100.00%	76,490	-80.16%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	50,000	156.77%	85,402	100.00%	(35,402)	-41.45%
Interest Expense	18,107	(56.77)%	-	0.00%	18,107	-100.00%
Net Other Income	31,893	100.00%	85,402	100.00%	(53,509)	-62.66%
Income (Loss) before provision for income taxes	12,957	100.00%	(10,024)	100.00%	(22,981)	-229.26%

Provision for income taxes	-	0.00%	-	0.00%	-	0.00%

Net Income (Loss)	$12,957	100.00%	$(10,024)	100.00%	$22,981	229.26%

Revenues

Revenues for the six months ended June 30, 2016 were to $-0-, the same for the six months ended June 30, 2015. This is attributable to the termination of the Company’s revenue-producing operations.

Gross Profit

For the six months ended June 30, 2016, and six months ended June 30, 2015 was -0-. This is due to the termination of the Company’s revenue-producing operations.

Total Costs and Expenses

Total costs and expenses for the six months ended June 30, 2016 decreased to $18,936 from $95,426 for the six months ended June 30, 2015. This decrease in our total operating expenses of $76,490 is approximately 80.16% below that of the prior period is attributed to the termination of the Company’s revenue-producing operations.

Net Other Income (Expense)

Net other income for the six months ended June 30, 2016 decreased to $31,893 from $85,402 for the six months ended June 30, 2015. This is a decrease in net other income of $53,509, or approximately 62.66% over the prior period resulting from current period receipts totaling $50,000 for a deposit settlement compared to restructuring and related $85,402 gain recognized on the Company’s bank loan as of June 30, 2015.

Net Income (Loss)

Due to the aforementioned reasons, our net income for the six months ended June 30, 2016 increased $12,957 as compared to $(10,024) for the six months ended June 30, 2015. This increase in net income of $22,981 is approximately 229.26% more than that of the prior period income resulting from a reduction in general and administrative expenses as the company’s operation became dormant, further subject to the net other income/expense items discussed immediately above.

Liquidity and Capital Resources

As of June 30, 2016, we had a cash balance of $32,520.

The following table summarizes total current assets, liabilities and working capital at June 30, 2016 compared to December 31, 2015:

	Period Ended
	June 30, 2016	December 31, 2015	Increase/Decrease
Current Assets	$32,520	$-	$32,520
Current Liabilities	$817,370	$812,806	$4,564
Working Capital Deficit	$(784,850)	$(812,806)	$(27,956)

Going Concern

For the six months ended June 30, 2016, our funds are insufficient to fund our daily operations. We must seek other sources of financing to maintain liquidity. The ability of the Company to continue is dependent on management’s plans, which include the raising of capital through the debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital.

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

Summary Cash Flows for the six months ended June 30, 2016 and 2015

	Six months ended June 30,
	2016	2015
Net cash provided by (used in) operating activities	$17,520	$(42,389)
Net cash provided by (used in) investing activities	$-	$-
Net cash provided by (used in) financing activities	$15,000	$47,500

Cash Used In Operating Activities

Net cash provided by our operating activities in the first six months of 2016 totaled $17,520, which compared to net cash used in our operating activities of $42,389 for the same six months in the prior year.

Cash Provided By Financing Activities

In a private placement during the six months ended June 30, 2016, the Company sold 60,000 (unaudited) shares of common stock to accredited investors at a price of $0.25 per share for gross proceeds totaling $15,000 (unaudited).

Inflation

There was no significant impact on the Company’s operations as a result of inflation for the six months ended June 30, 2016. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K to the SEC for the fiscal year ended December 31, 2015.

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

Off Balance Sheet Arrangements

During the six months ended June 30, 2016, we did not engage in any material off-balance sheet activities, nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment or intent to provide additional funding to any such entities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In a private placement during the six months ended June 30, 2016, the Company sold 60,000 (unaudited) shares of common stock to accredited investors at a price of $0.25 per share for gross proceeds totaling $15,000 (unaudited).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K filed on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends will commence dividend payments pursuant to the terms of a settlement agreement as funds are available. There is an accrued amount of Series A Convertible Preferred Stock dividends in the amount of $44,648 as of June 30, 2016 $44,359 at December 31, 2054).

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

Date: December 22, 2017

ST. JOSEPH, INC.

/s/ GERALD MCILHARGEY
Gerald McIlhargey, Chief Executive Officer

