Form 10-Q
period 2016-09-30
ST JOSEPH INC
filed 2018-03-15
CIK 1177135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Registrant’s telephone number, including area code: (469) 534-8088

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 9, 2018, there were 13,335,341 shares issued and outstanding of the registrant’s common stock.

ST. JOSEPH, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ST. JOSEPH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)	(Derived from audited financial statements)
ASSETS
CURRENT ASSETS:
Cash	$27,456	$-
Accounts receivable, net of allowance for doubtful accounts of $2,208 and $2,208, respectively	-	-
Total current assets	27,456	-

Property and equipment, net of accumulated depreciation of $1,000 and $1,000, respectively	-	-

Total Assets	$27,456	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$476,495	$489,820
Bank balance in excess	-	1,574
Accrued liabilities	219,774	202,353
Accrued preferred dividend	45,226	44,359
Notes payable:
Advance from officer	29,700	29,700
Loan from officer	45,000	45,000
Total current liabilities	816,195	812,806

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:

Preferred stock, Series A; $0.001 par value, $3.00 face value; 25,000,000 shares authorized; 5,708 and 5,708 shares issued and outstanding, respectively	6	6
common stock, $0.001 par value; 100,000,000 shares authorized, 13,455,341 and 13,395,341 issued and outstanding, respectively	13,455	13,395
Additional paid-in capital	4,096,389	4,081,449
Retained deficit	(4,898,289)	(4,907,656)
Total stockholders’ deficit	(788,439)	(812,806)

Total Liabilities and Stockholders’ Deficit	$27,756	$-

The accompanying footnotes are an integral part of these financial statements

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		June 30,
	2016	2015	2016	2015
REVENUES:
Contract	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-

Gross Margin	-	-	-	-

COSTS AND EXPENSES:
General and Administrative Expenses	764	50,233	13,200	145,659
Payroll Expense	-	30,000	6,500	30,000
Total Costs and Expenses	764	80,233	19,700	175,659

Operating Loss	(764)	(80,233)	(19,700)	(175,659)

OTHER INCOME AND (EXPENSE):
Other Income (Expense)
Gain on Debt restructuring	-	-	-	85,402
Fees Recovered	-	-	50,000	-
Interest Expense	(2,826)	-	(20,933)	-
Net Other Income	(2,826)	-	29,067	85,402
Income (Loss) before provision for income taxes	(3,590)	(80,233)	9,367	(90,257)

Provision for income taxes	-	-	-	-
Net Income (Loss)	$(3,590)	$(80,233)	$9,367	$(90,257)

Income (loss) applicable to common stockholders	$(3,590)	$(80,233)	$9,367	$(90,257)

Basic and diluted income (loss) per common share	$0.000	$(0.007)	$0.001	$(0.007)

Weighted average common shares outstanding	13,455,341	13,203,090	13,403,387	13,203,090

The accompanying footnotes are an integral part of these financial statements

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock-Series A		Common Stock		Additional Paid-in	Retained	Subscription
	Shares	Par value	Shares	Par value	Capital	Deficit	Receivable	Total

Balance December 31, 2014	5,708	$6	13,085,341	$13,085	$3,952,979	$(4,771,767)	-	$(805,697)

Sale of common stock @ $0.25 per share	-	-	310,000	310	77,190	-	-	77,500
Loss on common stock exchanged for debt	-	-	-	-	14,277	-	-	14,277
Modification of stock options	-	-	-	-	37,003	-	-	37,003
Net loss for the year ended December 31, 2015	-	-	-	-	-	(135,889)	-	(135,889)
Balance December 31, 2015	5,708	$6	13,395,341	$13,395	$4,081,449	$(4,907,656)	$-	$(812,806)

Sale of common stock @ $0.25 per share	-	-	60,000	60	14,940	-	-	15,000
Net loss for the nine months ended September 30, 2016	-	-	-	-	-	9,367	-	9,367
Balance September 30, 2016	5,708	$6	13,455,341	$13,455	$4,096,389	$(4,898,289)	$-	$(788,439)

The accompany footnotes are an integral part of these financial statements.

ST. JOSEPH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended
	September 30,
	2016	2015

OPERATING ACTIVITIES
Net loss	$9,367	$(90,257)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on debt restructuring	-	(85,402)
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	-	-
(Increase)/decrease in other assets	-	60,000
Increase/(decrease) in bank overdraft		1,567
Increase/(decrease) in accounts payable	(14,899)	20,403
Increase/(decrease) in accrued liabilities	18,288	33,459
Net cash used in operating activities	12,756	(60,221)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from sale of common stock	15,000	77,500
Repayment of bank loan	-	(30,000)
Net cash provided by financing activities	15,000	47,500

INCREASE (DECREASE) IN CASH	27,756	(12,721)

CASH AT BEGINNING OF PERIOD	-	12,721

CASH AT END OF PERIOD	$27,756	$-

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Debt principal and interest converted to common stock	$-	$-

The accompanying footnotes are an integral part of these financial statements

ST. JOSEPH, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The condensed balance sheet at December 31, 2015 has been derived from financial statements included in the Form 10-K. The accompanying unaudited financial statements at September 30, 2016 presented herein have been prepared by St. Joseph, Inc. (the “Company”) in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The results of operations presented for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

There is no provision for dividends for the quarter to which this quarterly report relates other than the accrued dividends relating to the preferred shares.

Financial data presented herein are unaudited.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has negative working capital and a net capital deficiency at September 30, 2016 and December 31, 2015. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements for the periods ended September 30, 2016 and 2015 include the activities of St. Joseph, Inc. and its wholly-owned subsidiary, Staf*Tek Services, Inc. (“Staf*Tek”). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents and Fair Value of Financial Instruments

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2016 and December 31, 2015.

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

Impairment and Disposal of Long-lived Assets

The Company evaluates the carrying value of its long-lived assets when indicators of impairment are present. Impairment is assessed when the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairments recognized for the periods ended September 30, 2016 and 2015.

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

Advertising Costs

The Company expenses all advertising as incurred. The Company incurred advertising costs totaling $315 and $702 for the nine month periods ended September 30, 2016 and December 31 2015, respectively.

Income/Loss Per Common Share

The Company reports earnings (loss) per share using a dual presentation of basic and diluted earnings per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. Preferred stock outstanding, 5,708 shares at September 30, 2016 is included in the diluted loss per share as the Company has net income for the nine months ended September 30, 2016. Preferred stock and common stock options outstanding at June 30, 2015 are not includable in the diluted loss per share as the Company had net loss for the for the nine months ended September 30, 2015.

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

Additionally, Gerry McIlhargey advanced the company $34,559.12 that is not evidenced by a note.

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

During the year-ended December 31, 2015 and quarters ending March 31, June 30, and September 30, 2016, the company both received and made interest-free loans from and to Sensory Electronics, Inc., a company owned by Bruce Schreiner, one of the Directors of St. Joseph, Inc. Following is a summary of those transactions. The balance at September 30, 2016 was zero.

Loans from Sensory Electronics, Inc.

05/18/2015	$2,100.00
05/25/2015	$1,600.00
06/22/2015	$5,025.00
06/26/2015	$1,650.00
09/24/2015	$250.00
10/01/2015	$1,600.00
10/28/2015	$1,600.00
02/04/2016	$300.00

Repayments to Sensory Electronics, Inc.

06/29/2015	$10,375.00
06/28/2016	$3,750.00

Loans to Sensory Electronics, Inc.

07/14/2016	$26,500.00

Repayments from Sensory Electronics, Inc.

09/14/2016	$26,500.00

(4)	Notes Payable

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

(5)        Shareholders’ Deficit

Preferred Stock

The Board of Directors is authorized to issue shares of Series A Convertible Preferred Stock and to fix the number of shares in such series, as well as the convertibility features of and divided yield of such series. In December 2003, the Company issued 386,208 shares of Series A Convertible Preferred Stock as part of the initial staffing company acquisition and 5,708 have not been converted to common stock at September 30, 2016 and remain preferred shares.

Series A Convertible Preferred Stock is convertible to one share of common stock and have a stated value of $3.00 per share. Each holder of Series A Shares is entitled to receive a dividend equal 6.75% of the state value of the Series A Shares payable on each anniversary of the date of issuance of such shares.

The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K released on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends total $45,226 (unaudited) and $44,359 as of September 30, 2016 and December 31, 2015, respectively. Interest accrued on Series A Convertible Preferred Stock dividends total $867 for the nine months ended September 30, 2016 and $2,312 for the year ended December 31, 2015. The Company will commence dividend payments pursuant to the terms of a settlement agreement as funds are available.

ST. JOSEPH, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)

Common Stock

In a private placement during the nine months ended September 30, 2016, the Company sold 60,000 (unaudited) shares of common stock to accredited investors at a price of $0.25 per share for gross proceeds totaling $15,000 (unaudited).

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

The Company’s equity awards were not exercised and expired on December 31, 2016. There is no accounting impact because the exercise price was greater than the market price. On June 7, 2017 417,500 were options were awarded to Board Members at an exercise price of $0.10 per share.

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

ST. JOSEPH, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)

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

(7)       Commitment & Contingencies

The Company leased office space in McKinney, Texas on a month-to-month basis, we no longer rent that space as of July 1, 2016. Rent expense for the nine months ended September 30, 2016 totaled $3,000 and $4,500 respectively (unaudited).

The Company owes the following to the IRS for payroll taxes:

	9/30/2016	12/31/2015
Federal Withholding	$67,282	$67,282
Interest	7,312	5,798
Penalties	14,625	11,597
	$89,219	$84,677

Federal FICA	$36,153	$35,656
Interest	3,619	2,816
Penalties	7,237	5,632
	$47,008	$44,104

Interest accrued on Federal Withholding taxes owed was $1,503 and $5,798 for the nine months ended September 30, 2016 and twelve months ended December 31, 2015 respectively. Penalties accrued on Federal Withholding taxes owed was $3,028 and $11,597 for the nine months ended September 30, 2016 and twelve months ended December 31, 2015 respectively. Interest accrued on Federal FICA taxes owed was $802 and $2,816 for the nine months ended September 30, 2016 and twelve months ended December 31, 2015 respectively. Penalties accrued on Federal FICA taxes owed was $1,605 and $5,632 for nine months ended September 30, 2016 and twelve months ended December 31, 2015 respectively.

The Company owes payroll taxes, interest and penalties to Oklahoma as follows:

	9/30/2016	12/31/2015
Oklahoma Withholding	$33,162	$20,044

The Company owes unemployment taxes to Oklahoma as follows:

	9/30/2016	12/31/2015
Oklahoma Unemployment	$9,541	$12,723

The Company has made twelve of eighteen installment payments toward its Oklahoma unemployment obligations. Due to cash flow restrictions the payments have not been reinstated as of September 30, 2016.

(8)       Subsequent Events

The Company has evaluated subsequent events through September 15, 2017. Other than those described below, there have been no material subsequent events after September 30, 2016 for which disclosure is required.

The Company’s equity awards to employees and Board Members expired December 31, 2015. On June 7, 2017 417,500 options were awarded to Board Members at an exercise price of $0.10 per share.

The Company had no material changes in the status of any legal proceedings.

The Company has the following liabilities as of September 30, 2016.

Loan Payable to Officer	$45,000
Advance from Officer	$29,700
Accrued Preferred Dividend Payable	$45,226

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

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

The following tables sets forth the summary income statement for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
	2016		2015
		% of		% of	Change	Change
	$	Revenue	$	Revenue	$	%
REVENUES:
Contract	$-	0.00%	$-	0.00%	$-	0.00%
COST OF REVENUES	-	0.00%	-	0.00%	-	0.00%

Gross Margin	-	0.00%	-	0.00%	-	0.00%

COSTS AND EXPENSES:
General and Administrative Expenses	13,200	67.01%	145,659	82.92%	(132,459)	-91.94%
Payroll Expense	6,500	33.99%	30,000	17.08%	(23,500)	-78.33%
Total Costs and Expenses	19,700	100.00%	175,659	100.00%	(155,959)	-88.79%

Operating Income (Loss)	(19,700)	-100.00%	(175,659)	-100.00%	(155,959)	-88.79%

OTHER INCOME AND (EXPENSE):
Other Income (expense)	50,000	172.02%	85,402	100.00%	(35,402)	-41.45%
Interest Expense	(20,99)	(72.02)%	-	0.00%	(20,993)	-77.67%
Net Other Income	29,067	100.00%	85,402	100.00%	(56,335)	-62.66%
Income (Loss) before provision for income taxes	9,367	100.00%	(90,257)	100.00%	(99,624)	100.41%

Provision for income taxes	-	0.00%	-	0.00%	-	0.00%

Net Income (Loss)	$9,367	100.00%	$(90,257)	100.00%	$(99,624)	100.41%

Revenues

Revenues for the nine months ended September 30, 2016 were to $-0-, the same for the nine months ended September 30, 2015. This is attributable to the termination of the Company’s revenue-producing operations.

Gross Profit

For the nine months ended September 30, 2016, and nine months ended September 30, 2015 was -0-. This is due to the termination of the Company’s revenue-producing operations.

Total Costs and Expenses

Total costs and expenses for the nine months ended September 30, 2016 decreased to $19,700 from $175,659 for the nine months ended September 30, 2015. This decrease in our total operating expenses of $155,959 is approximately 88.79% below that of the prior period is attributed to the termination of the Company’s revenue-producing operations.

Net Other Income (Expense)

Net other income for the nine months ended September 30, 2016 decreased to $29,067 from $85,402 for the nine months ended September 30, 2015. This is a decrease in net other income of $56,335, or approximately 77.67% over the prior period resulting from current period receipts totaling $50,000 for a deposit settlement compared to restructuring and related $85,402 gain recognized on the Company’s bank loan as of September 30, 2015.

Net Income (Loss)

Due to the aforementioned reasons, our net income for the nine months ended September 30, 2016 increased $9,367 as compared to $(90,257) for the nine months ended September 30, 2015. This increase in net income of $99,624 is approximately 100.41% more than that of the prior period income resulting from a reduction in general and administrative expenses as the company’s operation became dormant, further subject to the net other income/expense items discussed immediately above.

Liquidity and Capital Resources

As of September 30, 2016, we had a cash balance of $27,456.

The following table summarizes total current assets, liabilities and working capital at September 30, 2016 compared to December 31, 2015:

	Period Ended
	September 30, 2016	December 31, 2015	Increase/Decrease
Current Assets	$27,456	$-	$(27,456)
Current Liabilities	$816,195	$812,806	$3,389
Working Capital Deficit	$(788,439)	$(812,806)	$24,367

Going Concern

For the nine months ended September 30, 2016, our funds are insufficient to fund our daily operations. We must seek other sources of financing to maintain liquidity. The ability of the Company to continue is dependent on management’s plans, which include the raising of capital through the debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital.

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

Summary Cash Flows for the nine months ended September 30, 2016 and 2015

	Nine months ended September 30,
	2016	2015
Net cash provided by (used in) operating activities	$12,756	$(60,221)
Net cash provided by (used in) investing activities	$-	$-
Net cash provided by (used in) financing activities	$15,000	$47,500

Cash provided by (Used In) Operating Activities

Net cash provided by our operating activities in the first nine months of 2016 totaled $ 12,756, which compared to net cash used in our operating activities of $(60,221) for the same nine months in the prior year.

Cash Provided By Financing Activities

In a private placement during the nine months ended September 30, 2016, the Company sold 60,000 (unaudited) shares of common stock to accredited investors at a price of $0.25 per share for gross proceeds totaling $15,000 (unaudited).

Inflation

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended September 30, 2016. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K to the SEC for the fiscal year ended December 31, 2015.

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

Off Balance Sheet Arrangements

During the nine months ended September 30, 2016, we did not engage in any material off-balance sheet activities, nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment or intent to provide additional funding to any such entities.

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

In a private placement during the nine months ended September 30, 2016, the Company sold 60,000 (unaudited) shares of common stock to accredited investors at a price of $0.25 per share for gross proceeds totaling $15,000 (unaudited).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company is currently delinquent in making dividend payments pursuant to the terms of a settlement agreement, as disclosed in an 8-K filed on May 9, 2009. The accrued balance due on Series A Convertible Preferred Stock dividends will commence dividend payments pursuant to the terms of a settlement agreement as funds are available. There is an accrued amount of Series A Convertible Preferred Stock dividends in the amount of $44,648 as of September 30, 2016 $44,359 at December 31, 2054).

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

Date: March 15, 2018

ST. JOSEPH, INC.

/s/ GERALD MCILHARGEY
Gerald McIlhargey, Chief Executive Office

